Form 10-Q
period 2014-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2015-02-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-20
Condensed Statements of Changes in Partners' Capital (Deficit)	21-24
Condensed Statements of Cash Flows	25-30
Notes to Condensed Financial Statements	31-42

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	43-66

Item 3. Quantitative and Qualitative Disclosures About Market Risk	66

Item 4. Controls and Procedures	66

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3. Defaults Upon Senior Securities	67

Item 4. Mine Safety Disclosures	67

Item 5. Other Information	67

Item 6. Exhibits	67

Signatures	68

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 3,054,119	$ 2,294,311
Other assets	2,200	2,200
	$ 3,056,319	$ 2,296,511

LIABILITIES

Accounts payable & accrued expenses	$ 66,234	$ 23,234
Accounts payable affiliates (Note C)	17,127,538	18,789,507
Capital contributions payable (Note D)	76,455	85,274
	17,270,227	18,898,015

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,937,787 and 21,981,089 outstanding as of December 31, 2014 and March 31, 2014, respectively	(12,261,121)	(14,624,840)
General Partner	(1,952,787)	(1,976,664)
	(14,213,908)	(16,601,504)
	$ 3,056,319	$ 2,296,511

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 423,694	$ 161,422
Other assets	-	-
	$ 423,694	$ 161,422

LIABILITIES

Accounts payable & accrued expenses	$ 9,246	$ 1,246
Accounts payable affiliates (Note C)	3,676,694	4,038,349
Capital contributions payable (Note D)	-	-
	3,685,940	4,039,595

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,858,400 and 3,865,900 outstanding as of December 31, 2014 and March 31,2014 respectively	(2,907,434)	(3,517,202)
General Partner	(354,812)	(360,971)
	(3,262,246)	(3,878,173)
	$ 423,694	$ 161,422

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 407,440	$ 176,922
Other assets	-	-
	$ 407,440	$ 176,922

LIABILITIES

Accounts payable & accrued expenses	$ 18,488	$ 4,488
Accounts payable affiliates (Note C)	8,156,624	7,995,499
Capital contributions payable (Note D)	50,008	50,008
	8,225,120	8,049,995

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,412,800 and 5,423,102 outstanding as of December 31, 2014 and March 31, 2014, respectively	(7,272,895)	(7,327,734)
General Partner	(544,785)	(545,339)

	(7,817,680)	(7,873,073)
	$ 407,440	$ 176,922

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 255,787	$ 799,176
Other assets	2,200	2,200
	$ 257,987	$ 801,376

LIABILITIES

Accounts payable & accrued expenses	$ 17,500	$ 10,000
Accounts payable affiliates (Note C)	691,429	2,208,860
Capital contributions payable (Note D)	7,893	16,712
	716,822	2,235,572

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,980,687 and 4,995,887 outstanding as of December 31, 2014 and March 31, 2014, respectively	(37,298)	(1,002,905)
General Partner	(421,537)	(431,291)
	(458,835)	(1,434,196)
	$ 257,987	$ 801,376

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 565,975	$ 355,319
Other assets	-	-
	$ 565,975	$ 355,319

LIABILITIES

Accounts payable & accrued expenses	$ 11,000	$ -
Accounts payable affiliates (Note C)	4,602,791	4,546,799
Capital contributions payable (Note D)	18,554	18,554
	4,632,345	4,565,353

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,612,200 and 3,616,200 outstanding as of December 31, 2014 and March 31, 2014, respectively	(3,715,479)	(3,857,706)
General Partner	(350,891)	(352,328)
	(4,066,370)	(4,210,034)
	$ 565,975	$ 355,319

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 1,401,223	$ 801,472
Other assets	-	-
	$ 1,401,223	$ 801,472

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	10,000	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,073,700 and 4,080,000 outstanding as of December 31, 2014 and March 31, 2014, respectively	1,671,985	1,080,707
General Partner	(280,762)	(286,735)
	1,391,223	793,972
	$ 1,401,223	$ 801,472

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$ 997	$ 2,143
Other income	10,380	322
	11,377	2,465

Share of Income from Operating Partnerships(Note D)	2,475,964	92,543

Expenses
Professional fees	9,416	18,190
Fund management fee, net (Note C)	(41,310)	132,835
General and administrative expenses	32,504	58,611
	610	209,636

NET INCOME (LOSS)	$ 2,486,731	$ (114,628)

Net income (loss) allocated to limited assignees	$ 2,461,863	$ (113,482)

Net income (loss) allocated to general partner	$ 24,868	$ (1,146)

Net income (loss) per BAC	$ .11	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 15

	2014	2013

Income
Interest income	$ 117	$ 80
Other income	-	-
	117	80

Share of Income from Operating Partnerships(Note D)	317,642	20,746

Expenses
Professional fees	1,841	1,255
Fund management fee, net (Note C)	24,047	33,087
General and administrative expenses	6,456	11,316
	32,344	45,658

NET INCOME (LOSS)	$ 285,415	$ (24,832)

Net income (loss) allocated to limited assignees	$ 282,561	$ (24,584)

Net income (loss) allocated to general partner	$ 2,854	$ (248)

Net income (loss) per BAC	$ .07	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2014	2013

Income
Interest income	$ 121	$ 96
Other income	200	200
	321	296

Share of Income from Operating Partnerships(Note D)	247,999	-

Expenses
Professional fees	1,841	2,973
Fund management fee, net (Note C)	51,382	55,813
General and administrative expenses	7,998	14,521
	61,221	73,307

NET INCOME (LOSS)	$ 187,099	$ (73,011)

Net income (loss) allocated to limited assignees	$ 185,228	$ (72,281)

Net income (loss) allocated to general partner	$ 1,871	$ (730)

Net income (loss) per BAC	$ .03	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2014	2013

Income
Interest income	$ 152	$ 1,438
Other income	-	122
	152	1,560

Share of Income from Operating Partnerships(Note D)	1,138,960	56,779

Expenses
Professional fees	1,841	1,255
Fund management fee, net (Note C)	30,692	33,773
General and administrative expenses	6,701	12,690
	39,234	47,718

NET INCOME (LOSS)	$ 1,099,878	$ 10,621

Net income (loss) allocated to limited assignees	$ 1,088,879	$ 10,515

Net income (loss) allocated to general partner	$ 10,999	$ 106

Net income (loss) per BAC	$ .22	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 18

	2014	2013

Income
Interest income	$ 87	$ 78
Other income	10,180	-
	10,267	78

Share of Income from Operating Partnerships(Note D)	266,641	15,018

Expenses
Professional fees	1,841	1,255
Fund management fee, net (Note C)	8,475	(5,456)
General and administrative expenses	5,709	9,776
	16,025	5,575

NET INCOME (LOSS)	$ 260,883	$ 9,521

Net income (loss) allocated to limited assignees	$ 258,274	$ 9,426

Net income (loss) allocated to general partner	$ 2,609	$ 95

Net income (loss) per BAC	$ .07	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2014	2013

Income
Interest income	$ 520	$ 451
Other income	-	-
	520	451

Share of Income from Operating Partnerships(Note D)	504,722	-

Expenses
Professional fees	2,052	11,452
Fund management fee, net (Note C)	(155,906)	15,618
General and administrative expenses	5,640	10,308
	(148,214)	37,378

NET INCOME (LOSS)	$ 653,456	$ (36,927)

Net income (loss) allocated to limited assignees	$ 646,921	$ (36,558)

Net income (loss) allocated to general partner	$ 6,535	$ (369)

Net income (loss) per BAC	$ .16	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$ 2,961	$ 9,085
Other income	15,525	95,272
	18,486	104,357

Share of Income from Operating Partnerships(Note D)	2,865,664	6,482,880

Expenses
Professional fees	142,094	170,070
Fund management fee, net (Note C)	279,895	438,621
General and administrative expenses	74,565	106,696
	496,554	715,387

NET INCOME (LOSS)	$ 2,387,596	$ 5,871,850

Net income (loss) allocated to limited assignees	$ 2,363,719	$ 5,813,131

Net income (loss) allocated to general partner	$ 23,877	$ 58,719

Net income (loss) per BAC	$ .11	$ .26

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2014	2013

Income
Interest income	$ 437	$ 289
Other income	321	2,505
	758	2,794

Share of Income from Operating Partnerships(Note D)	700,342	20,746

Expenses
Professional fees	28,538	33,265
Fund management fee, net (Note C)	42,290	86,422
General and administrative expenses	14,345	20,635
	85,173	140,322

NET INCOME (LOSS)	$ 615,927	$ (116,782)

Net income (loss) allocated to limited assignees	$ 609,768	$ (115,614)

Net income (loss) allocated to general partner	$ 6,159	$ (1,168)

Net income (loss) per BAC	$ .16	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2014	2013

Income
Interest income	$ 339	$ 466
Other income	861	10,222
	1,200	10,688

Share of Income from Operating Partnerships(Note D)	254,999	791,031

Expenses
Professional fees	33,945	48,703
Fund management fee, net (Note C)	149,126	159,485
General and administrative expenses	17,735	25,604
	200,806	233,792

NET INCOME (LOSS)	$ 55,393	$ 567,927

Net income (loss) allocated to limited assignees	$ 54,839	$ 562,248

Net income (loss) allocated to general partner	$ 554	$ 5,679

Net income (loss) per BAC	$ .01	$ .10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2014	2013

Income
Interest income	$ 660	$ 1,724
Other income	4,080	34,998
	4,740	36,722

Share of Income from Operating Partnerships(Note D)	1,138,960	5,643,085

Expenses
Professional fees	33,635	28,305
Fund management fee, net (Note C)	119,417	87,146
General and administrative expenses	15,287	22,802
	168,339	138,253

NET INCOME (LOSS)	$ 975,361	$ 5,541,554

Net income (loss) allocated to limited assignees	$ 965,607	$ 5,486,138

Net income (loss) allocated to general partner	$ 9,754	$ 55,416

Net income (loss) per BAC	$ .19	$ 1.10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2014	2013

Income
Interest income	$ 271	$ 215
Other income	10,180	47,433
	10,451	47,648

Share of Income from Operating Partnerships(Note D)	266,641	28,018

Expenses
Professional fees	26,040	25,920
Fund management fee, net (Note C)	94,482	64,734
General and administrative expenses	12,906	18,360
	133,428	109,014

NET INCOME (LOSS)	$ 143,664	$ (33,348)

Net income (loss) allocated to limited assignees	$ 142,227	$ (33,015)

Net income (loss) allocated to general partner	$ 1,437	$ (333)

Net income (loss) per BAC	$ .04	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2014	2013

Income
Interest income	$ 1,254	$ 6,391
Other income	83	114
	1,337	6,505

Share of Income from Operating Partnerships(Note D)	504,722	-

Expenses
Professional fees	19,936	33,877
Fund management fee, net (Note C)	(125,420)	40,834
General and administrative expenses	14,292	19,295
	(91,192)	94,006

NET INCOME (LOSS)	$ 597,251	$ (87,501)

Net income (loss) allocated to limited assignees	$ 591,278	$ (86,626)

Net income (loss) allocated to general partner	$ 5,973	$ (875)

Net income (loss) per BAC	$ .15	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(14,624,840)	$ (1,976,664)	$(16,601,504)

Net income	2,363,719	23,877	2,387,596

Partners' capital (deficit), December 31, 2014	$(12,261,121)	$ (1,952,787)	$(14,213,908)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2014	$ (3,517,202)	$ (360,971)	$ (3,878,173)

Net income	609,768	6,159	615,927

Partners' capital (deficit), December 31, 2014	$ (2,907,434)	$ (354,812)	$ (3,262,246)

Series 16
Partners' capital (deficit) April 1, 2014	$ (7,327,734)	$ (545,339)	$ (7,873,073)

Net income	54,839	554	55,393

Partners' capital (deficit), December 31, 2014	$ (7,272,895)	$ (544,785)	$ (7,817,680)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2014	$ (1,002,905)	$ (431,291)	$ (1,434,196)

Net income	965,607	9,754	975,361

Partners' capital (deficit), December 31, 2014	$ (37,298)	$ (421,537)	$ (458,835)

Series 18
Partners' capital (deficit) April 1, 2014	$ (3,857,706)	$ (352,328)	$ (4,210,034)

Net income	142,227	1,437	143,664

Partners' capital (deficit), December 31, 2014	$ (3,715,479)	$ (350,891)	$ (4,066,370)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2014	$ 1,080,707	$ (286,735)	$ 793,972

Net income	591,278	5,973	597,251

Partners' capital (deficit), December 31, 2014	$ 1,671,985	$ (280,762)	$ 1,391,223

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 2,387,596	$ 5,871,850
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(2,865,664)	(6,482,880)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	43,000	26,288
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	(1,661,969)	(1,650,451)

Net cash (used in) provided by operating activities	(2,097,037)	(2,232,993)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,856,845	6,541,794

Net cash provided by investing activities	2,856,845	6,541,794

Cash flows from financing activities:

Distributions	-	(4,080,000)

Net cash used in financing activities	-	(4,080,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	759,808	228,801

Cash and cash equivalents, beginning	2,294,311	5,933,101

Cash and cash equivalents, ending	$ 3,054,119	$ 6,161,902

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 615,927	$ (116,782)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(700,342)	(20,746)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	8,000	2,500
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(361,655)	61,739

Net cash (used in) provided by operating activities	(438,070)	(73,289)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	700,342	20,746

Net cash provided by investing activities	700,342	20,746

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	262,272	(52,543)

Cash and cash equivalents, beginning	161,422	184,136

Cash and cash equivalents, ending	$ 423,694	$ 131,593

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 55,393	$ 567,927
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(254,999)	(791,031)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	14,000	4,488
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	161,125	(717,500)

Net cash (used in) provided by operating activities	(24,481)	(936,116)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	254,999	856,031

Net cash provided by investing activities	254,999	856,031

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	230,518	(80,085)

Cash and cash equivalents, beginning	176,922	264,550

Cash and cash equivalents, ending	$ 407,440	$ 184,465

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 975,361	$ 5,541,554
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,138,960)	(5,643,085)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	7,500	16,800
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	(1,517,431)	(1,100,958)

Net cash (used in) provided by operating activities	(1,673,530)	(1,183,489)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,130,141	5,636,999

Net cash provided by investing activities	1,130,141	5,636,999

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(543,389)	4,453,510

Cash and cash equivalents, beginning	799,176	258,319

Cash and cash equivalents, ending	$ 255,787	$ 4,711,829

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 143,664	$ (33,348)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(266,641)	(28,018)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	11,000	2,500
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	55,992	106,268

Net cash (used in) provided by operating activities	(55,985)	47,402

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	266,641	28,018

Net cash provided by investing activities	266,641	28,018

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,656	75,420

Cash and cash equivalents, beginning	355,319	231,682

Cash and cash equivalents, ending	$ 565,975	$ 307,102

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 597,251	$ (87,501)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(504,722)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	2,500	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	95,029	(87,501)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	504,722	-

Net cash provided by investing activities	504,722	-

Cash flows from financing activities:

Distributions	-	(4,080,000)

Net cash used in financing activities	-	(4,080,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	599,751	(4,167,501)

Cash and cash equivalents, beginning	801,472	4,994,414

Cash and cash equivalents, ending	$ 1,401,223	$ 826,913

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2014

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of December 31, 2014, 3,858,400 BACs in Series 15, 5,412,800 BACs in Series 16, 4,980,687 BACs in Series 17, 3,612,200 BACs in Series 18, and 4,073,700 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2014 and for the nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2014

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ 25,047	$ 34,167
Series 16	54,498	56,813
Series 17	45,952	51,406
Series 18	39,240	42,534
Series 19	12,094	15,618
	$176,831	$200,538

The fund management fees paid for the three months ended December 31, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ 39,167	$ -
Series 16	-	21,314
Series 17	1,050,675	799,543
Series 18	-	15,018
Series 19	12,094	15,618
	$1,101,936	$ 851,493

The fund management fees paid for the nine months ended December 31, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ 442,613	$ 40,762
Series 16	7,000	898,680
Series 17	1,657,355	1,286,166
Series 18	75,000	28,018
Series 19	43,330	52,224
	$2,225,298	$2,305,850

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2014 and 2013, the Fund had limited partnership interests in 71 and 96 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2014 and 2013 is as follows:

	2014	2013
Series 15	18	24
Series 16	21	28
Series 17	13	18
Series 18	13	18
Series 19	6	8
	71	96

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	7,893	16,712
Series 18	18,554	18,554
Series 19	-	-
	$ 76,455	$ 85,274

During the nine months ended December 31, 2014 the Fund disposed of twenty-four Operating Partnerships. A summary of the dispositions by Series for December 31, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition*	Gain on Disposition

Series 15	3	3	$700,342	$700,342
Series 16	6	1	254,999	254,999
Series 17	3	1	1,130,141	1,138,960
Series 18	4	1	266,641	266,641
Series 19	1	1	504,722	504,722

Total	17	7	$2,856,845	$2,865,664

* Fund proceeds from disposition does not include the following amount which was due to a writeoff of capital contribution payable of $8,819 for Series 17.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2014.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2014	2013

Revenues
Rental	$ 13,517,497	$ 16,682,066
Interest and other	364,282	455,684

	13,881,779	17,137,750

Expenses
Interest	1,923,690	2,527,279
Depreciation and amortization	3,419,555	4,221,966
Operating expenses	10,128,033	12,280,544
	15,471,278	19,029,789

NET LOSS	$(1,589,499)	$(1,892,039)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,573,604)	$(1,873,117)

Net loss allocated to other Partners	$ (15,895)	$ (18,922)

* Amounts include $1,573,604 and $1,873,117 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2014	2013

Revenues
Rental	$ 2,670,211	$ 3,276,796
Interest and other	66,915	108,935

	2,737,126	3,385,731

Expenses
Interest	364,843	497,145
Depreciation and amortization	639,706	867,066
Operating expenses	1,995,685	2,333,609
	3,000,234	3,697,820

NET LOSS	$ (263,108)	$ (312,089)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (260,477)	$ (308,968)

Net loss allocated to other Partners	$ (2,631)	$ (3,121)

* Amounts include $260,477 and $308,968 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2014	2013

Revenues
Rental	$ 3,804,610	$ 4,613,847
Interest and other	57,426	61,237

	3,862,036	4,675,084

Expenses
Interest	547,459	706,433
Depreciation and amortization	992,326	1,174,451
Operating expenses	2,873,155	3,455,300
	4,412,940	5,336,184

NET LOSS	$ (550,904)	$ (661,100)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (545,395)	$ (654,489)

Net loss allocated to other Partners	$ (5,509)	$ (6,611)

* Amounts include $545,395 and $654,489 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2014	2013

Revenues
Rental	$ 3,778,762	$ 4,788,888
Interest and other	99,978	150,384

	3,878,740	4,939,272

Expenses
Interest	532,663	683,596
Depreciation and amortization	891,821	1,165,367
Operating expenses	2,714,897	3,402,580
	4,139,381	5,251,543

NET LOSS	$ (260,641)	$ (312,271)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (258,034)	$ (309,147)

Net loss allocated to other Partners	$ (2,607)	$ (3,124)

* Amounts include $258,034 and $309,147 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2014	2013

Revenues
Rental	$ 2,410,791	$ 2,951,593
Interest and other	86,733	97,182

	2,497,524	3,048,775

Expenses
Interest	317,214	410,519
Depreciation and amortization	679,907	762,738
Operating expenses	1,838,418	2,271,493
	2,835,539	3,444,750

NET LOSS	$ (338,015)	$ (395,975)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (334,635)	$ (392,015)

Net loss allocated to other Partners	$ (3,380)	$ (3,960)

* Amounts include $334,635 and $392,015 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2014	2013

Revenues
Rental	$ 853,123	$ 1,050,942
Interest and other	53,230	37,946

	906,353	1,088,888

Expenses
Interest	161,511	229,586
Depreciation and amortization	215,795	252,344
Operating expenses	705,878	817,562
	1,083,184	1,299,492

NET LOSS	$ (176,831)	$ (210,604)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (175,063)	$ (208,498)

Net loss allocated to other Partners	$ (1,768)	$ (2,106)

* Amounts include $175,063 and $208,498 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2014 were $176,831 and total fund management fees accrued as of December 31, 2014 were $16,492,176. During the three months ended December 31, 2014, $1,101,936 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2014, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2014 there were no advances. Below is a summary, by series, of the total advances made to date.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 50 of the Operating Partnerships.

During the quarter ended December 31, 2014, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2014.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 43 of the Operating Partnerships.

During the quarter ended December 31, 2014, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of December 31, 2014. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 36 of the Operating Partnerships.

During the quarter ended December 31, 2014, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of December 31, 2014. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 21 of the Operating Partnerships.

During the quarter ended December 31, 2014, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2014. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended December 31, 2014, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2014.

Results of Operations

As of December 31, 2014 and 2013, the Fund held limited partnership interests in 71 and 96 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2014 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 25,047	$ 1,000	$ 24,047
Series 16	54,498	3,116	51,382
Series 17	45,952	15,260	30,692
Series 18	39,240	30,765	8,475
Series 19	12,094	168,000	(155,906)
	$176,831	$ 218,141	$ (41,310)

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 80,958	$ 38,668	$ 42,290
Series 16	168,125	18,999	149,126
Series 17	139,924	20,507	119,417
Series 18	130,992	36,510	94,482
Series 19	43,330	168,750	(125,420)
	$563,329	$ 283,434	$ 279,895

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 15 reflects a net loss from Operating Partnerships of $(263,108) and $(312,089), respectively, which includes depreciation and amortization of $639,706 and $867,066, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of marketing. Management also noted that crime is an issue in the area and has hired two police officers to work at the property to offset potential security concerns. One officer serves as property manager while the other officer handles maintenance responsibilities. As there have been no major security incidents reported at the property, the addition of security is a proactive measure. Property occupancy averaged 57% in 2013 and was 56% at the end of December 2014. As a result of the low occupancy, the property continues to operate below breakeven. Deficits are primarily funded by accruing management fees and management payroll due to an affiliate of the operating partner. The mortgage payments, taxes, and insurance, are all current as of December 31, 2014. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy level for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 64% through December 31, 2014, compared to 66% in 2013. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. With the low occupancy and despite operating expenses tightly controlled by the operating general partner including its affiliated management company only charging a partial management fee to manage the property, Livingston Plaza continued to operate below breakeven through the fourth quarter of 2014. Mortgage payments, real estate taxes, insurance, and accounts payable are current as of December 31, 2014. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner has investigated various disposition strategies for this property that would be consistent with the investment objectives of the investment partnership and has concluded that it is unlikely that any proceeds will be available for distribution to the investment limited partners from the disposition of the property or the Operating Partnership.

University Meadows L.D.H.A. Limited Partnership (University Meadows Apartments) is a 52-unit, elderly property located in Detroit, MI. The property struggled with low occupancy in 2013, but occupancy rebounded in 2014 due to increased marketing. Occupancy averaged 97% in 2014, ending December at 96%. However, the property continued to operate below breakeven as a result of high operating expenses. Administrative expenses were high due to the increased marketing required to fill the vacant units. Maintenance costs increased due to unit turn costs and security expenses. University Meadows also operated below breakeven in 2013, mostly because of low occupancy. Historically, operating cash and the operating reserve have been used to fund deficits. However, the operating reserve was depleted in January 2014. The property is currently funding deficits by accruing payables. The investment general partner will monitor operations to ensure payables do not increase to unsustainable levels. Mortgage payments, real estate taxes, and insurance are all current through December 31, 2014. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to University Meadows.

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

In February 2014, the investment general partner of East Park Apartments I, LP approved an agreement to sell the property to a third party buyer and the transaction closed in June 2014. The sales price for the property is $850,000, which includes the outstanding mortgage balance of approximately $685,000 and cash proceeds to the investment partnership of $335,000. Of the proceeds received by the investment partnership, $21,300 represents reporting fees due to an affiliate of the investment partnership and $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $308,700 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $308,700 as of June 30, 2014. In November 2014, additional proceeds of $39,167 were received and returned to the cash reserves held by Series 15.

In June 2014, the investment general partner transferred its interest in April Gardens Apartments III to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,350,390 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $37,000 as of June 30, 2014.

In June 2014, the investment general partner transferred its interest in Villa Del Mar LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,354,790 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $37,000 as of June 30, 2014.

In December 2014, the investment general partner sold its interest in Laurelwood Apartments of Winnsboro, Phase II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $995,901 and cash proceeds to the investment partnership of $128,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $123,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $123,000 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Madison Partners Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,109,853 and cash proceeds to the investment partnership of $27,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $24,000 as of December 31, 2014.

In December 2014, the investment general partner sold its interest in Manning Lane Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,361,485 and cash proceeds to the investment partnership of $136,475. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $131,475 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $131,475 as of December 31, 2014.

Series 16

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 16 reflects a net loss from Operating Partnerships of $(550,904) and $(661,100), respectively, which includes depreciation and amortization of $992,326 and $1,174,451, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In December 2014, the investment general partner transferred its interest in Butler Rental Housing to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $682,369 and cash proceeds to the investment partnership of $62,500. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $59,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $59,500 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Blairsville Rental Housing to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $704,036 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the" RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 10 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the terms of the RRN. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $2,000 as of December 31, 2014.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property in the second quarter of 2014 had low occupancy and high utility expenses. However, occupancy steadily improved increasing to 95% as of December 31, 2014. The high utility expenses were the result of a water leak and a city-wide increase in sewer rates. The leak has since been fixed, reducing water expenses in the third and fourth quarters of 2014. Higher occupancy and lower utility expenses have enabled the property to operate above breakeven in the third and fourth quarters of 2014. All taxes, insurance, and mortgage payments are current as of December 31, 2014. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Since 2012, occupancy has been stable at 97%; however, the property continues to have below breakeven operations in 2014. The deficit is a result of high utilities and real estate tax expenses. Occupancy was 91% as of December 2014 while averaging 95% for the year-end 2014. The operating general partner and management company have ignored repeated requests to send up-to-date financial information. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

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

In August 2014, the investment general partner transferred its interest in Harmony House Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,308,874 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $7,000 as of September 30, 2014.

In December 2014, the investment general partner transferred its interest in Blairsville Rental Housing II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $694,199 and cash proceeds to the investment partnership of $62,500. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $59,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $59,500 as of December 31, 2014.

In December 2014, the investment general partner sold its interest in Logan Lane Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,202,009 and cash proceeds to the investment partnership of $87,001. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $82,001 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $82,001 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Simmesport Square Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $786,863 and cash proceeds to the investment partnership of $25,170. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,670 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,670 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Lawtell Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $779,880 and cash proceeds to the investment partnership of $24,828. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,328 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,328 as of December 31, 2014.

Series 17

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%.  The series had a total of 13 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 17 reflects a net loss from Operating Partnerships of $(260,641) and $(312,271), respectively, which includes depreciation and amortization of $891,821 and $1,165,367, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow. The property continued to operate below breakeven in 2014 due to insufficient rental rates and high operating expenses. Both heating and maintenance expenses are higher than last year. The maintenance expenses have increased as a result of tenants moving out with excessive damages. The replacement reserve account and tax and insurance escrow are being funded and the mortgage is current. Occupancy is 90% as of December 31, 2014. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2013 due to high vacancy, tenant receivables, and high operating expenses. The mortgage was in default and the operating general partner filed for bankruptcy protection. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow which should allow the property to operate above breakeven. Although the property continued to operate below breakeven throughout 2014, the replacement reserve account is being funded, taxes are current, and the tax escrow was sufficient to cover the tax payment made in November 2014. Management is working to evict non-paying tenants and replace them with quality, paying residents and has set up payment plans with some tenants. The on-site manager has been instructed to take a harder line with tenants who do not pay on time. Management has also established a central collections department to provide support to the property. Several units have been rehabbed with owner support, and the overall outlook for the property has been improved. The property manager is aggressively marketing the property locally but there is still a lack of qualified tenants in the area. As a result, physical occupancy is averaging 81% through December 31, 2014. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership.

In December 2014, the investment general partner transferred its interest in Mt. Vernon Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,946,452 and cash proceeds to the investment partnership of $950,000. Of the total proceeds received, $12,160 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $932,840 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $932,840 as of December 31, 2014.

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

In October 2014, the investment general partner transferred its interest in Bladenboro Housing Associate, Phase II to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $920,489 and cash proceeds to the investment partnership of $122,835. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $117,835 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $117,835 as of December 31, 2014. In addition, equity outstanding for the Operating Partnership in the amount of $8,819 was recorded as gain on the sale of the Operating Partnership as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Opelousas Point Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,256,829 and cash proceeds to the investment partnership of $38,966. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $36,466 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $36,466 as of December 31, 2014.

In December 2014, the investment general partner sold its interest in Briarwood Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $820,374 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received $5,000 was paid to BCAMLP for expenses related to the transfer, which included third party legal costs. The remaining proceeds of approximately $43,000 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $43,000 as of December 31, 2014.

Series 18

As of December 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%.  The series had a total of 13 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 18 reflects a net loss from Operating Partnerships of $(338,015) and $(395,975), respectively, which includes depreciation and amortization of $679,907 and $762,738, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. Occupancy has trended downward since 2009, causing below breakeven operations. The vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management has focused on marketing efforts, particularly internet advertising, in order to increase occupancy. They also performed outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As of December 31, 2014 occupancy was 87% and the property was operating slightly below breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. Occupancy has been low at the property since the first quarter of 2013. Throughout 2014 strategies to increase occupancy have included leasing concessions to qualified applicants, advertising the property in the local newspaper and rental websites, and posting fliers in local businesses. Average occupancy increased slightly from 73% in the first quarter to 78% in the fourth quarter of 2014. The property continues to operate below breakeven. The Operating Partnership's balance sheet shows insufficient operating cash to cover accounts payable; however, the majority of payables are due to affiliated entities. The operating general partner has stated that operating deficits will continue to be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner inspected the property on March 17, 2014, and found it to be in fair condition, due to maintenance concerns including soil erosion and the upkeep of the common area corridors. The operating general partner stated that the areas of concern will be addressed and repaired within the year. The mortgage, tax, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2014, the investment general partner transferred its interest in Vista Loma Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,478,846 and cash proceeds to the investment partnership of $72,201. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $69,701 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $69,701 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Ponderosa Meadows LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,362,532 and cash proceeds to the investment partnership of $70,440. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,940 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $67,940 as of December 31, 2014.

In December 2014 the investment general partner transferred its interest in Jackson Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $799,229 and cash proceeds to the investment partnership of $72,500. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $69,500 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $69,500 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Ellijay Rental Housing to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $784,599 and cash proceeds to the investment partnership of $62,500. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $59,500 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $59,500 as of December 31, 2014.

Series 19

As of December 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 19 reflects a net loss from Operating Partnerships of $(176,831) and $(210,604), respectively, which includes depreciation and amortization of $215,795 and $252,344, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property entered into a mortgage modification agreement in 2010 that converted the hard debt note to a soft note payable from surplus cash. Management reports that occupancy averaged 98% in 2014. Despite strong occupancy, the property operated at a deficit due to two underground water leaks found in July 2014 that resulted in extensive repairs and utility costs. The property obtained a rebate from the utility company, but incurred approximately $14,000 in repairs. In December 2014, the Missouri Housing Development Commission approved a replacement reserve withdrawal to pay for the outstanding contractor's invoices that will bring the property back to break even operations. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. In 2014, the site manager improved rent collection and applicant outreach. This resulted in occupancy averaging 96% for the year ended 2014 with above breakeven operations. The operating deficit guarantee is unlimited in time and amount. Mortgage and insurance are all current. The operating general partner and affiliated management company are generally unresponsive to the investment general partner's requests for information. The investment general partner will continue to request updates from the management company. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Average occupancy was below 90% throughout 2012 and 2013 and the property was unable to reach breakeven operations. Although occupancy averaged 92% through December 31, 2014, the property is still operating below breakeven due to high maintenance expenses. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

In July 2014, the investment general partner entered into an agreement to sell Northpointe, Limited Partnership to a non-affiliated entity and the transaction closed on October 1, 2014. The sales price of the property was $6,050,000, which included the outstanding mortgage balance of approximately $3,396,000 and cash proceeds to the investment partnership of $650,000. Of the total proceeds received by the investment partnership, $167,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $480,000 will be returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $480,000 as of December 31, 2014.

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

In December 2014 the investment general partner transferred its interest in Mansura Villa II Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $881,071 and cash proceeds to the investment partnership of $27,222. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,722 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $24,722 as of December 31, 2014.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 13, 2015	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2015	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 13, 2015	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal