Form 10-K
period 2015-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2015-06-25
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2015 or

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

FOR THE YEAR ENDED MARCH 31, 2015

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

A Registration Statement on Form S-11 and the related prospectus,(together with each subsequently filed prospectus, the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2015, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Offering of the Fund.

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

As of March 31, 2015 the Fund had invested in 18 Operating Partnerships on behalf of Series 15, 21 Operating Partnerships on behalf of Series 16, 13 Operating Partnerships on behalf of Series 17, 12 Operating Partnerships on behalf of Series 18 and 6 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:

(1)	Provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)	Preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	Provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and

(4)	Provide cash distributions (except with respect to the Fund’s investment in some non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

Employees

The Fund does not have any employees. Services are performed by the general partner and its affiliates and agents retained by them.

Item 1A.	Risk Factors

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

The Fund has acquired a limited partnership interest in 70 Operating Partnerships in five series, identified in the table set forth below. In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Barton Village Apartments	Arlington, GA	18	$467,785	10/92	03/93	100%	$101,154

Bergen Meadows	Bergen, NY	24	899,006	07/92	07/92	100%	199,420

Calexico Senior Apts.	Calexico, CA	38	1,772,964	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	668,175	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,166,853	10/92	09/93	100%	247,599

Deerfield Commons	Crewe, VA	39	1,130,219	04/92	06/92	100%	242,430

Graham Village Apts.	Graham, NC	50	828,734	10/94	06/95	100%	919,461

Greenwood Village	Fort Gaines, GA	24	613,012	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias, ME	18	953,482	09/92	01/93	100%	291,400

Lakeside Apts.	Lake Village, AR	32	1,128,842	08/94	08/95	100%	282,004

Livingston Plaza	Livingston, TX	24	604,290	12/92	11/93	100%	176,534

Marshall Lane Apts.	Marshallville, GA	18	506,671	08/92	12/92	100%	114,200

North Trail Apts.	Arkansas City, KS	24	741,233	09/94	12/94	100%	194,118

Rio Mimbres II Apts	Deming, NM	24	711,484	04/92	04/92	100%	149,811

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2015

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Sunset Sq. Apts.	Scottsboro, AL	24	$674,540	09/92	08/92	100%	$143,900

University Meadows	Detroit, MI	53	2,339,960	06/92	12/92	100%	1,676,750

Village Woods	Healdton, OK	24	630,546	08/94	12/94	100%	173,616

Whitewater Village Apts.	Ideal, GA	18	481,492	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Bernice Villa Apts.	Bernice, LA	32	$729,325	05/93	10/93	100%	$200,476

Canterfield Manor	Denmark, SC	20	702,980	11/92	01/93	100%	175,959

Carriage Park Village	Westville, OK	24	597,413	02/93	07/93	100%	144,714

Cumberland Woods Apts.	Middlesboro, KY	40	1,330,333	12/93	10/94	100%	412,700

Fairmeadow Apts.	Latta, SC	24	803,414	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	940,660	04/94	01/95	100%	247,200

Greenfield Properties	Greenfield, MO	20	477,119	01/93	05/93	100%	126,046

Holly Tree Manor	Holly Hill, SC	24	810,664	11/92	02/93	100%	201,490

Laurel Ridge Apts.	Idabel, OK	52	1,238,227	04/93	12/93	100%	282,606

Mendota Village Apts	Mendota, CA	44	1,793,263	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,219,350	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	852,477	02/93	10/93	100%	221,626

Parkwoods Apts.	Anson, ME	24	1,173,072	12/92	09/93	100%	320,206

Ransom St. Apartments	Blowing Rock, NC	13	474,500	12/93	11/94	100%	100,249

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2015

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

St. Croix Commons Apts.	Woodville, WI	40	$1,225,784	10/94	12/94	100%	$534,847

St. Joseph Square Apts.	St. Joseph, LA	32	858,063	05/93	09/93	100%	206,086

Stony Ground Villas	St. Croix, VI	22	1,287,322	12/92	06/93	100%	358,414

The Woodlands	Tupper Lake, NY	18	866,263	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,457,204	12/92	08/93	100%	376,535

Vista Linda Apartments	Sabana Grande, PR	50	2,333,342	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	898,954	05/93	05/93	100%	231,741

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Cairo Senior Housing	Cairo, NY	24	$982,523	05/93	04/93	100%	$201,711

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,000,362	07/93	05/93	100%	189,364

Glenridge Apartments	Bullhead City, AZ	52	1,884,340	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	827,349	01/95	11/94	100%	135,849

Henson Creek Manor	Fort Washington, MD	105	3,495,348	05/93	04/94	100%	2,980,421

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	798,901	09/93	12/93	100%	89,200

Pinehurst Senior Apts.	Farwell, MI	24	724,228	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	790,249	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	1,513,181	12/93	12/94	100%	909,231

Waynesburg House Apts.	Waynesburg, PA	34	1,370,229	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,284,995	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,378,296	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	714,621	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Briarwood Apartments	Humbolt, IA	20	$661,138	08/94	04/95	100%	$162,536

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Kristine Apartments	Bakersfield, CA	60	720,694	10/94	10/94	100%	1,636,293

Leesville Elderly Apts.	Leesville, LA	54	2,063,095	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,111,086	07/94	09/94	100%	595,439

Marengo Park Apts.	Marengo, IA	24	680,671	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	443,382	11/93	09/94	100%	96,908

Natchitoches Senior Apartments	Natchitoches, LA	40	1,567,465	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	742,646	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	434,992	01/94	07/94	100%	116,860

Peach Tree Apartments	Felton, DE	32	1,350,345	01/94	07/93	100%	206,100

Vivian Seniors Apts.	Vivian, LA	40	1,629,593	07/94	09/94	100%	625,691

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2015

Property Name	Location	Units	Mortgage Balance As of 12/31/14	Acq Date	Const Comp	Qualified Occupancy 3/31/15	Cap Con Paid Thru 3/31/15

Carrollton Villa	Carrollton, MO	48	$1,322,464	06/94	03/95	100%	$1,121,758

Munford Village	Munford, AL	24	730,074	10/93	04/94	100%	165,800

Poplar Ridge Apts.	Madison, VA	16	597,187	12/93	10/94	100%	124,704

Sherwood Knoll	Rainsville, AL	24	712,837	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	866,808	01/94	11/95	100%	223,029

Village North I	Independence, KS	24	771,222	06/94	12/94	100%	190,471

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Fund Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2015 the Fund has 12,694 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,357 investors holding 3,870,500 BACs, Series 16 consists of 3,275 investors holding 5,429,402 BACs, Series 17 consists of 2,780 investors holding 5,000,000 BACs, Series 18 consists of 2,039 investors holding 3,616,200 BACs, and Series 19 consists of 2,243 investors holding 4,080,000 BACs at March 31, 2015.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2015.

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

During the year ended March 31, 2015, the Fund did not make a return of equity distribution to the BAC holders.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2015 were $701,686, and total fund management fees accrued as of March 31, 2015 were $16,146,101. During the year ended March 31, 2015 the Fund paid fees of $2,709,730 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2015, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2015, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2015, 50 of the properties have been disposed of and 18 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2015, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2015, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2015, 43 of the properties have been disposed of and 21 remain. The Fund had completed payment of all installments of its capital contributions to 63 of the 64 Operating Partnerships. Series 16 has $50,008 in capital contributions that remain to be paid to 1 Operating Partnership. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 17). The Fund commenced offering BACs in Series 17 on January 24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2015, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2015, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2015, 36 of the properties have been disposed of and 13 remain. The Fund had completed payments of all installments of its capital contributions to 48 of the 49 Operating Partnerships. Series 17 has outstanding contributions payable to 1 Operating Partnership in the amount of $7,893 as of March 31, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 18). The Fund commenced offering BACs in Series 18 on June 17,1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2015, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2015, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2015, 22 of the properties have been disposed of and 12 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2015, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2015, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2015, 20 of the properties have been disposed of and 6 remain. The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2015 and 2014, was $360,887 and $566,582, respectively.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at March 31, 2015, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $1,867,090 and $(258,693), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2015 and 2014, Investments in Operating Partnerships for Series 15 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2015 and 2014, the net income (loss) for series 15 was $590,961 and $(117,270), respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the partnership management fee.

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

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Due to low occupancy and a lack of qualified applicants the property operates below breakeven. The operating general partner’s operating deficit guarantee has expired. The operating general partner has informed the investment general partner that it intends on offering to transfer title to this apartment property to the lender, U.S.D.A. Rural Development, via a deed in lieu of foreclosure conveyance sometime in January 2016. The investment general partner does not intend on objecting or contesting the deed in lieu of foreclosure transfer since operating results in each of the past several years indicate that the property value is less than the first mortgage loan balance. The 15-year low income housing tax credit compliance period with respect to Livingston Plaza expired on December 31, 2008.

In February 2015, the operating general partner of Graham Housing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2015. The sales price of the property was $1,425,000, which included the outstanding mortgage balance of approximately $817,589 and cash proceeds to the investment partnership of $402,258. Of the total proceeds received by the investment partnership, $73,489 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $325,769 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor Eight Limited Partnership

Sunset Square Limited Partnership

University Meadows L.D.H.A. Limited Partnership

(Series 16). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at March 31, 2015, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $2,127,167 and $(1,011,704), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2015 and 2014, Investments in Operating Partnerships for Series 16 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2015, and 2014, the net income (loss) for series 16 was $3,285 and $508,571, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the partnership management fee.

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

In December 2014, the investment general partner transferred its interest in Blairsville Rental Housing to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $704,036 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the” RRN”) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 10 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the terms of the RRN. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $2,000 as of December 31, 2014.

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

In December 2014, the investment general partner transferred its interest in Simmesport Square Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $786,863 and cash proceeds to the investment partnership of $25,170. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,670 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,670 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Lawtell Manor Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $779,880 and cash proceeds to the investment partnership of $24,828. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,328 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,328 as of December 31, 2014.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties, Limited Partnership

(Series 17). As of March 31, 2015 and 2014, the average Qualified Occupancy for the Series was 100%. The series had a total of 13 properties at March 31, 2015, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $(3,293,863) and $5,071,394, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2015 and 2014, Investments in Operating Partnerships for Series 17 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015 and 2014, the net income (loss) for series 17 was $930,695 and $5,558,239, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

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

In December 2014, the investment general partner transferred its interest in Opelousas Point Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,256,829 and cash proceeds to the investment partnership of $38,966. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $36,466 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $36,466 as of December 31, 2014.

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

In April 2015, the operating general partner of Henson Creek Manor Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 16, 2015. The sales price of the property was $12,941,737, which included the outstanding mortgage balance of approximately $4,293,415 and cash proceeds to the investment partnership of $4,000,000. Of the total proceeds received by the investment partnership, $17,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $3,983,000 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Green Acres Limited Partnership

Skowhegan Housing Limited Partnership

(Series 18). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at March 31, 2015, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2014 and 2013, the series, in total, generated $1,942,569 and $493,920, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2015 and 2014, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015 and 2014, the net income (loss) for series 18 was $489,636 and $(21,394), respectively. The major components of these amounts are the Fund's share of reporting fees from Operating Partnerships and the partnership management fee.

Harris Housing Limited Partnership (Harris Music Lofts) is a 38-unit property located in West Palm Beach, Florida.  The property’s first mortgage maturity became due February 1, 2014, and a soft second and third mortgage that matured May 31, 2014.  The operating general partner had numerous meetings with the mortgage holder to request that they accept the short sale, but this proposal was rejected. The lender also had rejected any such extensions or modifications on their debt and as a result, the operating general partner has been unable to refinance.  The property last reported second quarter results which showed above breakeven operations with ending occupancy of 100% at June 30, 2014.  On August 26, 2014, the operating general partner executed a Deed in Lieu of Foreclosure.  The operating general partner stated that they will wait until November of 2014 until all invoices have been received and processed before submitting the Partnership’s final tax return.  The low income tax credit compliance period expired on December 31, 2010. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the Operating Partnership has been recorded as of September 30, 2014.

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

In December 2014, the investment general partner transferred its interest in Vista Loma Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,478,846 and cash proceeds to the investment partnership of $72,201. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $69,701 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $69,701 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Ponderosa Meadows LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,362,532 and cash proceeds to the investment partnership of $70,440. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,940 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $67,940 as of December 31, 2014.

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

In March 2015, the investment general partner sold its interest in Lakeview Meadows II LDHA LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,437,436 and cash proceeds to the investment partnership of $360,289. Of the total proceeds received by the investment partnership, $50,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds of approximately $305,289 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The sale proceeds were received in April 2015; so a receivable in the amount of $355,289 was recorded as of March 31, 2015. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $305,289 as of March 31, 2015

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Natchitoches Elderly Apartments, A Louisiana Partnership

Ripley Housing, L.P.

(Series 19). As of March 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2015, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2014 and 2013, the series, in total, generated $452,501 and $(351,106), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2015 and 2014, Investments in Operating Partnerships for Series 19 was $0. Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2015 and 2014, the net income (loss) for series 19 was $581,498 and $(112,942), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and partnership management fee.

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

In December 2014 the investment general partner transferred its interest in Mansura Villa II Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $881,071 and cash proceeds to the investment partnership of $27,222. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,722 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $24,722 as of December 31, 2014.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Carrollton Villa, L.P.

Munford Village, Ltd.

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

Recent Accounting Pronouncement

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2015. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2015, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 66, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 53, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 68, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 51, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation's information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2015 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2015 was $360,887.

2. The Fund has reimbursed an affiliate of the general partner a total of $65,867 for amounts charged to operations during the year ended March 31, 2015. The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2015, 21,996,102 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

1.	Everest Housing

199 South Los Robles Ave., Suite 200

Pasadena, CA 91101

Series	% of BACs held
Series 15	8.27%
Series 16	10.26%
Series 18	9.33%
Series 19	6.98%

2.	Warren Heller

515 W Buckeye Rd., Suite 104

Phoenix, AZ 85003

Series	% of BACs held
Series 17	11.55%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2015.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2015 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$19,701	$23,251	$24,301	$18,276	$13,301

Audit Related Fees	-	-	-	-	-

Tax Fees	7,960	9,220	7,960	7,120	4,600

All Other Fees	1,620	2,217	1,922	1,387	1,568

Total	$29,281	$34,688	$34,183	$26,783	$19,469

Fees paid to the Fund’s independent auditors for fiscal year 2014 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$23,515	$27,815	$20,665	$19,615	$19,015

Audit Related Fees	-	-	-	-	-

Tax Fees	8,790	10,430	8,175	7,560	5,920

All Other Fees	-	-	-	-	-

Total	$32,305	$38,245	$28,840	$27,175	$24,935

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

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2015 and 2014.

Statements of Operations for the years ended March 31, 2015 and 2014.

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2015 and 2014.

Statements of Cash Flows for the years ended March 31, 2015 and 2014.

Notes to Financial Statements March 31, 2015 and 2014.

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund III, L.P. Annual Report on Form 10-K for the period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 25, 2015	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 25, 2015	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 25, 2015	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.

