Form 10-Q
period 2015-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2015-08-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-18
Condensed Statements of Cash Flows	19-24
Notes to Condensed Financial Statements	25-36

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	37-53

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3. Defaults Upon Senior Securities	54

Item 4. Mine Safety Disclosures	54

Item 5. Other Information	54

Item 6. Exhibits	54

Signatures	55

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 8,738,441	$ 2,523,234
Other assets	13,456	357,489
	$ 8,751,897	$ 2,880,723

LIABILITIES

Accounts payable & accrued expenses	$ 46,034	$ 28,234
Accounts payable affiliates (Note C)	16,820,047	16,781,463
Capital contributions payable (Note D)	76,455	76,455
	16,942,536	16,886,152

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,936,787 outstanding as of June 30, 2015 and March 31, 2015	(6,298,084)	(12,054,726)
General Partner	(1,892,555)	(1,950,703)
	(8,190,639)	(14,005,429)
	$ 8,751,897	$ 2,880,723

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 811,494	$ 414,859
Other assets	-	-
	$ 811,494	$ 414,859

LIABILITIES

Accounts payable & accrued expenses	$ 9,246	$ 6,246
Accounts payable affiliates (Note C)	3,714,956	3,695,825
Capital contributions payable (Note D)	-	-
	3,724,202	3,702,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,858,400 outstanding as of June 30, 2015 and March 31,2015	(2,561,392)	(2,932,151)
General Partner	(351,316)	(355,061)
	(2,912,708)	(3,287,212)
	$ 811,494	$ 414,859

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 218,382	$ 221,108
Other assets	-	-
	$ 218,382	$ 221,108

LIABILITIES

Accounts payable & accrued expenses	$ 4,488	$ 4,488
Accounts payable affiliates (Note C)	8,082,174	8,036,400
Capital contributions payable (Note D)	50,008	50,008
	8,136,670	8,090,896

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,411,800 outstanding as of June 30, 2015 and March 31, 2015	(7,372,497)	(7,324,482)
General Partner	(545,791)	(545,306)

	(7,918,288)	(7,869,788)
	$ 218,382	$ 221,108

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 5,698,928	$ 197,779
Other assets	-	2,200
	$ 5,698,928	$ 199,979

LIABILITIES

Accounts payable & accrued expenses	$ 24,800	$ 10,000
Accounts payable affiliates (Note C)	635,362	685,587
Capital contributions payable (Note D)	7,893	7,893
	668,055	703,480

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,980,687 outstanding as of June 30, 2015 and March 31, 2015	5,397,513	(81,517)
General Partner	(366,640)	(421,984)
	5,030,873	(503,501)
	$ 5,698,928	$ 199,979

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 640,943	$ 306,518
Other assets	13,456	355,289
	$ 654,399	$ 661,807

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,387,555	4,363,651
Capital contributions payable (Note D)	18,554	18,554
	4,406,109	4,382,205

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,612,200 outstanding as of June 30, 2015 and March 31, 2015	(3,403,965)	(3,372,966)
General Partner	(347,745)	(347,432)
	(3,751,710)	(3,720,398)
	$ 654,399	$ 661,807

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 1,368,694	$ 1,382,970
Other assets	-	-
	$ 1,368,694	$ 1,382,970

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,073,700 outstanding as of June 30, 2015 and March 31, 2015	1,642,257	1,656,390
General Partner	(281,063)	(280,920)
	1,361,194	1,375,470
	$ 1,368,694	$ 1,382,970

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 1,280	$ 972
Other income	16,622	2,094
	17,902	3,066

Share of Income from Operating Partnerships(Note D)	5,850,728	382,700

Expenses
Professional fees	26,640	27,900
Fund management fee, net (Note C)	9,812	144,997
General and administrative expenses	17,388	18,976
	53,840	191,873

NET INCOME (LOSS)	$ 5,814,790	$ 193,893

Net income (loss) allocated to limited assignees	$ 5,756,642	$ 191,953

Net income (loss) allocated to general partner	$ 58,148	$ 1,940

Net income (loss) per BAC	$ .26	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 15

	2015	2014

Income
Interest income	$ 185	$ 130
Other income	-	-
	185	130

Share of Income from Operating Partnerships(Note D)	325,769	382,700

Expenses
Professional fees	6,120	6,020
Fund management fee, net (Note C)	(58,036)	(2,304)
General and administrative expenses	3,366	3,513
	(48,550)	7,229

NET INCOME (LOSS)	$ 374,504	$ 375,601

Net income (loss) allocated to limited assignees	$ 370,759	$ 371,845

Net income (loss) allocated to general partner	$ 3,745	$ 3,756

Net income (loss) per BAC	$ .10	$ .10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2015	2014

Income
Interest income	$ 122	$ 110
Other income	401	661
	523	771

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	6,780	6,970
Fund management fee, net (Note C)	38,290	47,680
General and administrative expenses	3,953	4,264
	49,023	58,914

NET INCOME (LOSS)	$ (48,500)	$ (58,143)

Net income (loss) allocated to limited assignees	$ (48,015)	$ (57,562)

Net income (loss) allocated to general partner	$ (485)	$ (581)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2015	2014

Income
Interest income	$ 314	$ 266
Other income	16,138	1,350
	16,452	1,616

Share of Income from Operating Partnerships(Note D)	5,524,959	-

Expenses
Professional fees	5,130	6,020
Fund management fee, net (Note C)	(1,689)	43,639
General and administrative expenses	3,596	3,875
	7,037	53,534

NET INCOME (LOSS)	$ 5,534,374	$ (51,918)

Net income (loss) allocated to limited assignees	$ 5,479,030	$ (51,399)

Net income (loss) allocated to general partner	$ 55,344	$ (519)

Net income (loss) per BAC	$ 1.10	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 18

	2015	2014

Income
Interest income	$ 158	$ 95
Other income	-	-
	158	95

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	5,130	5,390
Fund management fee, net (Note C)	23,204	41,114
General and administrative expenses	3,136	3,218
	31,470	49,722

NET INCOME (LOSS)	$ (31,312)	$ (49,627)

Net income (loss) allocated to limited assignees	$ (30,999)	$ (49,131)

Net income (loss) allocated to general partner	$ (313)	$ (496)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2015	2014

Income
Interest income	$ 501	$ 371
Other income	83	83
	584	454

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,480	3,500
Fund management fee, net (Note C)	8,043	14,868
General and administrative expenses	3,337	4,106
	14,860	22,474

NET INCOME (LOSS)	$ (14,276)	$ (22,020)

Net income (loss) allocated to limited assignees	$ (14,133)	$ (21,800)

Net income (loss) allocated to general partner	$ (143)	$ (220)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(12,054,726)	$ (1,950,703)	$(14,005,429)

Net income (loss)	5,756,642	58,148	5,814,790

Partners' capital (deficit), June 30, 2015	$ (6,298,084)	$ (1,892,555)	$ (8,190,639)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2015	$ (2,932,151)	$ (355,061)	$ (3,287,212)

Net income (loss)	370,759	3,745	374,504

Partners' capital (deficit), June 30, 2015	$ (2,561,392)	$ (351,316)	$ (2,912,708)

Series 16
Partners' capital (deficit) April 1, 2015	$ (7,324,482)	$ (545,306)	$ (7,869,788)

Net income (loss)	(48,015)	(485)	(48,500)

Partners' capital (deficit), June 30, 2015	$ (7,372,497)	$ (545,791)	$ (7,918,288)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2015	$ (81,517)	$ (421,984)	$ (503,501)

Net income (loss)	5,479,030	55,344	5,534,374

Partners' capital (deficit), June 30, 2015	$ 5,397,513	$ (366,640)	$ 5,030,873

Series 18
Partners' capital (deficit) April 1, 2015	$ (3,372,966)	$ (347,432)	$ (3,720,398)

Net income (loss)	(30,999)	(313)	(31,312)

Partners' capital (deficit), June 30, 2015	$ (3,403,965)	$ (347,745)	$ (3,751,710)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2015	$ 1,656,390	$ (280,920)	$ 1,375,470

Net income (loss)	(14,133)	(143)	(14,276)

Partners' capital (deficit), June 30, 2015	$ 1,642,257	$ (281,063)	$ 1,361,194

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 5,814,790	$ 193,893
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(5,850,728)	(382,700)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	17,800	11,000
Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	38,584	180,539

Net cash (used in) provided by operating activities	22,646	2,732

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,192,561	382,700

Net cash provided by investing activities	6,192,561	382,700

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,215,207	385,432

Cash and cash equivalents, beginning	2,523,234	2,294,311

Cash and cash equivalents, ending	$ 8,738,441	$ 2,679,743

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 374,504	$ 375,601
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(325,769)	(382,700)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,000	11,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	19,131	30,864

Net cash (used in) provided by operating activities	70,866	34,765

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	325,769	382,700

Net cash provided by investing activities	325,769	382,700

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	396,635	417,465

Cash and cash equivalents, beginning	414,859	161,422

Cash and cash equivalents, ending	$ 811,494	$ 578,887

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ (48,500)	$ (58,143)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	45,774	56,813

Net cash (used in) provided by operating activities	(2,726)	(1,330)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,726)	(1,330)

Cash and cash equivalents, beginning	221,108	176,922

Cash and cash equivalents, ending	$ 218,382	$ 175,592

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 5,534,374	$ (51,918)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(5,524,959)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	14,800	-
Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	(50,225)	46,986

Net cash (used in) provided by operating activities	(23,810)	(4,932)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,524,959	-

Net cash provided by investing activities	5,524,959	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,501,149	(4,932)

Cash and cash equivalents, beginning	197,779	799,176

Cash and cash equivalents, ending	$ 5,698,928	$ 794,244

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ (31,312)	$ (49,627)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	23,904	45,876

Net cash (used in) provided by operating activities	(7,408)	(3,751)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	341,833	-

Net cash provided by investing activities	341,833	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	334,425	(3,751)

Cash and cash equivalents, beginning	306,518	355,319

Cash and cash equivalents, ending	$ 640,943	$ 351,568

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ (14,276)	$ (22,020)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(14,276)	(22,020)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,276)	(22,020)

Cash and cash equivalents, beginning	1,382,970	801,472

Cash and cash equivalents, ending	$ 1,368,694	$ 779,452

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2015

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2015, 3,858,400 BACs in Series 15, 5,411,800 BACs in Series 16, 4,980,687 BACs in Series 17, 3,612,200 BACs in Series 18, and 4,073,700 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2015 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ 19,131	$ 30,864
Series 16	45,774	56,813
Series 17	37,158	46,986
Series 18	23,904	45,876
Series 19	8,793	15,618
	$134,760	$196,157

The fund management fees paid for the three months ended June 30, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ -	$ -
Series 16	-	-
Series 17	87,383	-
Series 18	-	-
Series 19	8,793	15,618
	$ 96,176	$ 15,618

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2015 and 2014, the Fund had limited partnership interests in 68 and 92 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2015 and 2014 is as follows:

	2015	2014
Series 15	17	21
Series 16	21	28
Series 17	12	17
Series 18	12	18
Series 19	6	8
	68	92

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	7,893	16,712
Series 18	18,554	18,554
Series 19	-	-
	$ 76,455	$ 85,274

During the three months ended June 30, 2015 the Fund disposed of two Operating Partnerships. A summary of the dispositions by Series for June 30, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition*	Gain on Disposition

Series 15	-	1	$325,769	$325,769
Series 16	-	-	-	-
Series 17	-	1	5,524,959	5,524,959
Series 18	-	-	341,833	-
Series 19	-	-	-	-

Total	-	2	$6,192,561	$5,850,728

* Fund proceeds from disposition include $341,833 which was receivable as of March 31, 2015 for Series 18.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2015.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2015	2014

Revenues
Rental	$ 3,263,242	$ 5,018,236
Interest and other	62,042	122,887

	3,325,284	5,141,123

Expenses
Interest	408,660	695,315
Depreciation and amortization	845,960	1,285,448
Operating expenses	2,514,133	3,835,600
	3,768,753	5,816,363

NET LOSS	$ (443,469)	$ (675,240)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (439,032)	$ (668,486)

Net loss allocated to other Partners	$ (4,437)	$ (6,754)

* Amounts include $439,032 and $668,486 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2015	2014

Revenues
Rental	$ 725,157	$ 935,673
Interest and other	12,202	17,653

	737,359	953,326

Expenses
Interest	98,002	128,421
Depreciation and amortization	187,833	231,481
Operating expenses	560,078	692,690
	845,913	1,052,592

NET LOSS	$ (108,554)	$ (99,266)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (107,468)	$ (98,273)

Net loss allocated to other Partners	$ (1,086)	$ (993)

* Amounts include $107,468 and $98,273 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2015	2014

Revenues
Rental	$ 1,126,696	$ 1,377,097
Interest and other	16,743	19,129

	1,143,439	1,396,226

Expenses
Interest	144,524	197,712
Depreciation and amortization	290,726	349,083
Operating expenses	814,159	1,096,998
	1,249,409	1,643,793

NET LOSS	$ (105,970)	$ (247,567)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (104,910)	$ (245,091)

Net loss allocated to other Partners	$ (1,060)	$ (2,476)

* Amounts include $104,910 and $245,091 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2015	2014

Revenues
Rental	$ 700,583	$ 1,437,760
Interest and other	12,712	28,887

	713,295	1,466,647

Expenses
Interest	88,135	181,486
Depreciation and amortization	195,800	338,004
Operating expenses	533,854	1,057,152
	817,789	1,576,642

NET LOSS	$ (104,494)	$ (109,995)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (103,448)	$ (108,894)

Net loss allocated to other Partners	$ (1,046)	$ (1,101)

* Amounts include $103,448 and $108,894 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2015	2014

Revenues
Rental	$ 523,605	$ 933,455
Interest and other	16,560	34,624

	540,165	968,079

Expenses
Interest	54,430	118,785
Depreciation and amortization	131,150	286,504
Operating expenses	442,777	710,705
	628,357	1,115,994

NET LOSS	$ (88,192)	$ (147,915)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (87,310)	$ (146,436)

Net loss allocated to other Partners	$ (882)	$ (1,479)

* Amounts include $87,310 and $146,436 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2015	2014

Revenues
Rental	$ 187,201	$ 334,251
Interest and other	3,825	22,594

	191,026	356,845

Expenses
Interest	23,569	68,911
Depreciation and amortization	40,451	80,376
Operating expenses	163,265	278,055
	227,285	427,342

NET LOSS	$ (36,259)	$ (70,497)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (35,896)	$ (69,792)

Net loss allocated to other Partners	$ (363)	$ (705)

* Amounts include $35,896 and $69,792 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2015 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2015 were $134,760 and total fund management fees accrued as of June 30, 2015 were $16,184,685. During the three months ended June 30, 2015, $96,176 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2015, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2015 there were no advances. Below is a summary, by series, of the total advances made to date.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 51 of the Operating Partnerships.

During the quarter ended June 30, 2015, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2015.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 43 of the Operating Partnerships.

During the quarter ended June 30, 2015, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of June 30, 2015. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 37 of the Operating Partnerships.

During the quarter ended June 30, 2015, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of June 30, 2015. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended June 30, 2015, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2015. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended June 30, 2015, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2015.

Results of Operations

As of June 30, 2015 and 2014, the Fund held limited partnership interests in 68 and 92 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2015 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 19,131	$ 77,167	$ (58,036)
Series 16	45,774	7,484	38,290
Series 17	37,158	38,847	(1,689)
Series 18	23,904	700	23,204
Series 19	8,793	750	8,043
	$134,760	$ 124,948	$ 9,812

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 15 reflects a net loss from Operating Partnerships of $(108,554) and $(99,266), respectively, which includes depreciation and amortization of $187,833 and $231,481, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In February 2015, the operating general partner of Graham Housing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2015. The sales price of the property was $1,425,000, which included the outstanding mortgage balance of approximately $817,589 and cash proceeds to the investment partnership of $402,258. Of the total proceeds received by the investment partnership, $73,489 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $325,769 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $325,769 as of June 30, 2015.

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

Beckwood Manor Eight Limited Partnership

Sunset Square Limited Partnership

University Meadows L.D.H.A. Limited Partnership

Series 16

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 16 reflects a net loss from Operating Partnerships of $(105,970) and $(247,567), respectively, which includes depreciation and amortization of $290,726 and $349,083, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Anson Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties, Limited Partnership

Series 17

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 17 reflects a net loss from Operating Partnerships of $(104,494) and $(109,995), respectively, which includes depreciation and amortization of $195,800 and $338,004, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2015, the operating general partner of Henson Creek Manor Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 16, 2015. The sales price of the property was $12,752,326, which included the outstanding mortgage balance of approximately $4,293,415 and cash proceeds to the investment partnership of $5,541,959. Of the total proceeds received by the investment partnership, $17,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $5,524,959 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,524,959 as of June 30, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Skowhegan Housing Limited Partnership

Series 18

As of June 30, 2015 and 2014 the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 18 reflects a net loss from Operating Partnerships of $(88,192) and $(147,915), respectively, which includes depreciation and amortization of $131,150 and $286,504, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In March 2015, the investment general partner sold its interest in Lakeview Meadows II LDHA LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,437,436 and cash proceeds to the investment partnership of $360,289. Of the total proceeds received by the investment partnership, $50,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds of approximately $305,289 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. A receivable in the amount of $355,289 was recorded as of March 31, 2015. Sale proceeds in the amount of $341,833 were received in April 2015 and the balance of $13,456 is still receivable as of June 30, 2015. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $305,289 as of March 31, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Natchitoches Elderly Apartments, A Louisiana Partnership

Ripley Housing, L.P.

Series 19

As of June 30, 2015 and 2014 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 19 reflects a net loss from Operating Partnerships of $(36,259) and $(70,497), respectively, which includes depreciation and amortization of $40,451 and $80,376, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Recent Accounting Pronouncements

In February, 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2015.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 13, 2015	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2015	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 13, 2015	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal