Form 10-Q
period 2015-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2015-11-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-20
Condensed Statements of Changes in Partners' Capital (Deficit)	21-24
Condensed Statements of Cash Flows	25-30
Notes to Condensed Financial Statements	31-42

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	43-60

Item 3. Quantitative and Qualitative Disclosures About Market Risk	60

Item 4. Controls and Procedures	60

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3. Defaults Upon Senior Securities	61

Item 4. Mine Safety Disclosures	61

Item 5. Other Information	61

Item 6. Exhibits	61

Signatures	62

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 8,372,695	$ 2,523,234
Other assets	-	357,489
	$ 8,372,695	$ 2,880,723

LIABILITIES

Accounts payable & accrued expenses	$ 40,984	$ 28,234
Accounts payable affiliates (Note C)	16,235,767	16,781,463
Capital contributions payable (Note D)	76,455	76,455
	16,353,206	16,886,152

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,936,787 outstanding as of September 30, 2015 and March 31, 2015	(6,090,057)	(12,054,726)
General Partner	(1,890,454)	(1,950,703)
	(7,980,511)	(14,005,429)
	$ 8,372,695	$ 2,880,723

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 523,919	$ 414,859
Other assets	-	-
	$ 523,919	$ 414,859

LIABILITIES

Accounts payable & accrued expenses	$ 11,996	$ 6,246
Accounts payable affiliates (Note C)	3,449,992	3,695,825
Capital contributions payable (Note D)	-	-
	3,461,988	3,702,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,858,400 outstanding as of September 30, 2015 and March 31,2015	(2,586,499)	(2,932,151)
General Partner	(351,570)	(355,061)
	(2,938,069)	(3,287,212)
	$ 523,919	$ 414,859

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 359,929	$ 221,108
Other assets	-	-
	$ 359,929	$ 221,108

LIABILITIES

Accounts payable & accrued expenses	$ 11,488	$ 4,488
Accounts payable affiliates (Note C)	8,044,243	8,036,400
Capital contributions payable (Note D)	50,008	50,008
	8,105,739	8,090,896

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,411,800 outstanding as of September 30, 2015 and March 31, 2015	(7,201,744)	(7,324,482)
General Partner	(544,066)	(545,306)

	(7,745,810)	(7,869,788)
	$ 359,929	$ 221,108

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 5,807,762	$ 197,779
Other assets	-	2,200
	$ 5,807,762	$ 199,979

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 10,000
Accounts payable affiliates (Note C)	635,362	685,587
Capital contributions payable (Note D)	7,893	7,893
	653,255	703,480

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,980,687 outstanding as of September 30, 2015 and March 31, 2015	5,519,911	(81,517)
General Partner	(365,404)	(421,984)
	5,154,507	(503,501)
	$ 5,807,762	$ 199,979

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 339,918	$ 306,518
Other assets	-	355,289
	$ 339,918	$ 661,807

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,106,170	4,363,651
Capital contributions payable (Note D)	18,554	18,554
	4,124,724	4,382,205

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,612,200 outstanding as of September 30, 2015 and March 31, 2015	(3,436,730)	(3,372,966)
General Partner	(348,076)	(347,432)
	(3,784,806)	(3,720,398)
	$ 339,918	$ 661,807

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 1,341,167	$ 1,382,970
Other assets	-	-
	$ 1,341,167	$ 1,382,970

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,073,700 outstanding as of September 30, 2015 and March 31, 2015	1,615,005	1,656,390
General Partner	(281,338)	(280,920)
	1,333,667	1,375,470
	$ 1,341,167	$ 1,382,970

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 2,565	$ 992
Other income	4,504	3,052
	7,069	4,044

Share of Income from Operating Partnerships(Note D)	434,761	7,000

Expenses
Professional fees	102,247	104,779
Fund management fee, net (Note C)	99,876	176,208
General and administrative expenses	29,574	23,083
	231,697	304,070

NET INCOME (LOSS)	$ 210,133	$ (293,026)

Net income (loss) allocated to limited assignees	$ 208,032	$ (290,095)

Net income (loss) allocated to general partner	$ 2,101	$ (2,931)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 15

	2015	2014

Income
Interest income	$ 252	$ 190
Other income	321	321
	573	511

Share of Income from Operating Partnerships(Note D)	9,322	-

Expenses
Professional fees	23,168	20,677
Fund management fee, net (Note C)	6,527	20,547
General and administrative expenses	5,561	4,375
	35,256	45,599

NET INCOME (LOSS)	$ (25,361)	$ (45,088)

Net income (loss) allocated to limited assignees	$ (25,107)	$ (44,637)

Net income (loss) allocated to general partner	$ (254)	$ (451)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2015	2014

Income
Interest income	$ 136	$ 107
Other income	-	-
	136	107

Share of Income from Operating Partnerships(Note D)	243,000	7,000

Expenses
Professional fees	26,161	25,134
Fund management fee, net (Note C)	37,720	50,064
General and administrative expenses	6,775	5,473
	70,656	80,671

NET INCOME (LOSS)	$ 172,480	$ (73,564)

Net income (loss) allocated to limited assignees	$ 170,755	$ (72,828)

Net income (loss) allocated to general partner	$ 1,725	$ (736)

Net income (loss) per BAC	$ .03	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2015	2014

Income
Interest income	$ 1,518	$ 243
Other income	4,183	2,731
	5,701	2,974

Share of Income from Operating Partnerships(Note D)	167,145	-

Expenses
Professional fees	19,173	25,774
Fund management fee, net (Note C)	23,632	45,086
General and administrative expenses	6,406	4,710
	49,211	75,570

NET INCOME (LOSS)	$ 123,635	$ (72,596)

Net income (loss) allocated to limited assignees	$ 122,399	$ (71,870)

Net income (loss) allocated to general partner	$ 1,236	$ (726)

Net income (loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 18

	2015	2014

Income
Interest income	$ 152	$ 89
Other income	-	-
	152	89

Share of Income from Operating Partnerships(Note D)	15,294	-

Expenses
Professional fees	20,228	18,809
Fund management fee, net (Note C)	23,204	44,893
General and administrative expenses	5,109	3,978
	48,541	67,680

NET INCOME (LOSS)	$ (33,095)	$ (67,591)

Net income (loss) allocated to limited assignees	$ (32,764)	$ (66,915)

Net income (loss) allocated to general partner	$ (331)	$ (676)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2015	2014

Income
Interest income	$ 507	$ 363
Other income	-	-
	507	363

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	13,517	14,385
Fund management fee, net (Note C)	8,793	15,618
General and administrative expenses	5,723	4,547
	28,033	34,550

NET INCOME (LOSS)	$ (27,526)	$ (34,187)

Net income (loss) allocated to limited assignees	$ (27,251)	$ (33,845)

Net income (loss) allocated to general partner	$ (275)	$ (342)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 3,842	$ 1,966
Other income	21,125	5,145
	24,967	7,111

Share of Income from Operating Partnerships(Note D)	6,285,489	389,700

Expenses
Professional fees	128,887	132,679
Fund management fee, net (Note C)	109,688	321,205
General and administrative expenses	46,963	42,060
	285,538	495,944

NET INCOME (LOSS)	$ 6,024,918	$ (99,133)

Net income (loss) allocated to limited assignees	$ 5,964,669	$ (98,142)

Net income (loss) allocated to general partner	$ 60,249	$ (991)

Net income (loss) per BAC	$ .27	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2015	2014

Income
Interest income	$ 437	$ 320
Other income	321	321
	758	641

Share of Income from Operating Partnerships(Note D)	335,091	382,700

Expenses
Professional fees	29,288	26,697
Fund management fee, net (Note C)	(51,509)	18,243
General and administrative expenses	8,927	7,889
	(13,294)	52,829

NET INCOME (LOSS)	$ 349,143	$ 330,512

Net income (loss) allocated to limited assignees	$ 345,652	$ 327,207

Net income (loss) allocated to general partner	$ 3,491	$ 3,305

Net income (loss) per BAC	$ .09	$ .08

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2015	2014

Income
Interest income	$ 257	$ 218
Other income	401	661
	658	879

Share of Income from Operating Partnerships(Note D)	243,000	7,000

Expenses
Professional fees	32,941	32,104
Fund management fee, net (Note C)	76,010	97,744
General and administrative expenses	10,729	9,737
	119,680	139,585

NET INCOME (LOSS)	$ 123,978	$ (131,706)

Net income (loss) allocated to limited assignees	$ 122,738	$ (130,389)

Net income (loss) allocated to general partner	$ 1,240	$ (1,317)

Net income (loss) per BAC	$ .02	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2015	2014

Income
Interest income	$ 1,832	$ 509
Other income	20,320	4,080
	22,152	4,589

Share of Income from Operating Partnerships(Note D)	5,692,104	-

Expenses
Professional fees	24,303	31,794
Fund management fee, net (Note C)	21,943	88,725
General and administrative expenses	10,002	8,586
	56,248	129,105

NET INCOME (LOSS)	$ 5,658,008	$ (124,516)

Net income (loss) allocated to limited assignees	$ 5,601,428	$ (123,271)

Net income (loss) allocated to general partner	$ 56,580	$ (1,245)

Net income (loss) per BAC	$ 1.12	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2015	2014

Income
Interest income	$ 309	$ 184
Other income	-	-
	309	184

Share of Income from Operating Partnerships(Note D)	15,294	-

Expenses
Professional fees	25,358	24,199
Fund management fee, net (Note C)	46,408	86,007
General and administrative expenses	8,245	7,196
	80,011	117,402

NET INCOME (LOSS)	$ (64,408)	$ (117,218)

Net income (loss) allocated to limited assignees	$ (63,764)	$ (116,046)

Net income (loss) allocated to general partner	$ (644)	$ (1,172)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2015	2014

Income
Interest income	$ 1,007	$ 735
Other income	83	83
	1,090	818

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	16,997	17,885
Fund management fee, net (Note C)	16,836	30,486
General and administrative expenses	9,060	8,652
	42,893	57,023

NET INCOME (LOSS)	$ (41,803)	$ (56,205)

Net income (loss) allocated to limited assignees	$ (41,385)	$ (55,643)

Net income (loss) allocated to general partner	$ (418)	$ (562)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(12,054,726)	$ (1,950,703)	$(14,005,429)

Net income (loss)	5,964,669	60,249	6,024,918

Partners' capital (deficit), September 30, 2015	$ (6,090,057)	$ (1,890,454)	$ (7,980,511)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2015	$ (2,932,151)	$ (355,061)	$ (3,287,212)

Net income (loss)	345,652	3,491	349,143

Partners' capital (deficit), September 30, 2015	$ (2,586,499)	$ (351,570)	$ (2,938,069)

Series 16
Partners' capital (deficit) April 1, 2015	$ (7,324,482)	$ (545,306)	$ (7,869,788)

Net income (loss)	122,738	1,240	123,978

Partners' capital (deficit), September 30, 2015	$ (7,201,744)	$ (544,066)	$ (7,745,810)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2015	$ (81,517)	$ (421,984)	$ (503,501)

Net income (loss)	5,601,428	56,580	5,658,008

Partners' capital (deficit), September 30, 2015	$ 5,519,911	$ (365,404)	$ 5,154,507

Series 18
Partners' capital (deficit) April 1, 2015	$ (3,372,966)	$ (347,432)	$ (3,720,398)

Net income (loss)	(63,764)	(644)	(64,408)

Partners' capital (deficit), September 30, 2015	$ (3,436,730)	$ (348,076)	$ (3,784,806)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2015	$ 1,656,390	$ (280,920)	$ 1,375,470

Net income (loss)	(41,385)	(418)	(41,803)

Partners' capital (deficit), September 30, 2015	$ 1,615,005	$ (281,338)	$ 1,333,667

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 6,024,918	$ (99,133)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(6,285,489)	(389,700)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	12,750	14,000
Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	(545,696)	(736,864)

Net cash (used in) provided by operating activities	(791,317)	(1,211,697)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,640,778	389,700

Net cash provided by investing activities	6,640,778	389,700

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,849,461	(821,997)

Cash and cash equivalents, beginning	2,523,234	2,294,311

Cash and cash equivalents, ending	$ 8,372,695	$ 1,472,314

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 349,143	$ 330,512
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(335,091)	(382,700)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	5,750	11,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(245,833)	(347,535)

Net cash (used in) provided by operating activities	(226,031)	(388,723)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	335,091	382,700

Net cash provided by investing activities	335,091	382,700

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,060	(6,023)

Cash and cash equivalents, beginning	414,859	161,422

Cash and cash equivalents, ending	$ 523,919	$ 155,399

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 123,978	$ (131,706)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(243,000)	(7,000)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	7,000	3,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	7,843	106,627

Net cash (used in) provided by operating activities	(104,179)	(29,079)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	243,000	7,000

Net cash provided by investing activities	243,000	7,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,821	(22,079)

Cash and cash equivalents, beginning	221,108	176,922

Cash and cash equivalents, ending	$ 359,929	$ 154,843

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 17

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 5,658,008	$ (124,516)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(5,692,104)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	(50,225)	(512,708)

Net cash (used in) provided by operating activities	(82,121)	(637,224)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,692,104	-

Net cash provided by investing activities	5,692,104	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,609,983	(637,224)

Cash and cash equivalents, beginning	197,779	799,176

Cash and cash equivalents, ending	$ 5,807,762	$ 161,952

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 18

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ (64,408)	$ (117,218)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(15,294)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(257,481)	16,752

Net cash (used in) provided by operating activities	(337,183)	(100,466)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	370,583	-

Net cash provided by investing activities	370,583	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,400	(100,466)

Cash and cash equivalents, beginning	306,518	355,319

Cash and cash equivalents, ending	$ 339,918	$ 254,853

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 19

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ (41,803)	$ (56,205)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(41,803)	(56,205)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,803)	(56,205)

Cash and cash equivalents, beginning	1,382,970	801,472

Cash and cash equivalents, ending	$ 1,341,167	$ 745,267

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2015

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of September 30, 2015, 3,858,400 BACs in Series 15, 5,411,800 BACs in Series 16, 4,980,687 BACs in Series 17, 3,612,200 BACs in Series 18, and 4,073,700 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2015 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2015

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ 13,511	$ 25,047
Series 16	44,070	56,814
Series 17	26,532	46,986
Series 18	23,904	45,876
Series 19	8,793	15,618
	$116,810	$190,341

The fund management fees paid for the three months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ 278,475	$ 403,446
Series 16	82,001	7,000
Series 17	26,532	606,680
Series 18	305,289	75,000
Series 19	8,793	15,618
	$ 701,090	$1,107,744

The fund management fees paid for the six months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ 278,475	$ 403,446
Series 16	82,001	7,000
Series 17	113,915	606,680
Series 18	305,289	75,000
Series 19	17,586	31,236
	$ 797,266	$1,123,362

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2015 and 2014, the Fund had limited partnership interests in 62 and 90 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2015 and 2014 is as follows:

	2015	2014
Series 15	15	21
Series 16	20	27
Series 17	9	17
Series 18	12	17
Series 19	6	8
	62	90

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	7,893	16,712
Series 18	18,554	18,554
Series 19	-	-
	$ 76,455	$ 85,274

During the six months ended September 30, 2015 the Fund disposed of eight Operating Partnerships and the Fund received additional proceeds from one operating limited partnership disposed of in the prior year. A summary of the dispositions by Series for September 30, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition*	Gain on Disposition

Series 15	2	1	$335,091	$335,091
Series 16	1	-	243,000	243,000
Series 17	3	1	5,692,104	5,692,104
Series 18	-	-	370,583	15,294
Series 19	-	-	-	-

Total	6	2	$6,640,778	$6,285,489

* Fund proceeds from disposition include $355,289 which was receivable as of March 31, 2015 for Series 18.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2015.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2015	2014

Revenues
Rental	$ 6,316,814	$ 9,771,747
Interest and other	131,891	254,293

	6,448,705	10,026,040

Expenses
Interest	784,026	1,407,198
Depreciation and amortization	1,657,094	2,479,802
Operating expenses	4,750,149	7,346,657
	7,191,269	11,233,657

NET LOSS	$ (742,564)	$(1,207,617)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (735,137)	$(1,195,540)

Net loss allocated to other Partners	$ (7,427)	$ (12,077)

* Amounts include $735,137 and $1,195,540 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2015	2014

Revenues
Rental	$ 1,349,023	$ 1,885,791
Interest and other	30,803	43,338

	1,379,826	1,929,129

Expenses
Interest	182,807	256,349
Depreciation and amortization	339,402	463,641
Operating expenses	1,038,780	1,399,075
	1,560,989	2,119,065

NET LOSS	$ (181,163)	$ (189,936)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (179,351)	$ (188,037)

Net loss allocated to other Partners	$ (1,812)	$ (1,899)

* Amounts include $179,351 and $188,037 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2015	2014

Revenues
Rental	$ 2,336,187	$ 2,698,071
Interest and other	39,794	40,696

	2,375,981	2,738,767

Expenses
Interest	295,892	387,201
Depreciation and amortization	598,462	714,910
Operating expenses	1,631,545	2,080,845
	2,525,899	3,182,956

NET LOSS	$ (149,918)	$ (444,189)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (148,419)	$ (439,747)

Net loss allocated to other Partners	$ (1,499)	$ (4,442)

* Amounts include $148,419 and $439,747 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2015	2014

Revenues
Rental	$ 1,221,132	$ 2,739,094
Interest and other	21,168	61,518

	1,242,300	2,800,612

Expenses
Interest	145,301	386,102
Depreciation and amortization	362,917	633,431
Operating expenses	915,707	1,967,839
	1,423,925	2,987,372

NET LOSS	$ (181,625)	$ (186,760)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (179,808)	$ (184,891)

Net loss allocated to other Partners	$ (1,817)	$ (1,869)

* Amounts include $179,808 and $184,891 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2015	2014

Revenues
Rental	$ 1,040,147	$ 1,776,686
Interest and other	30,360	63,653

	1,070,507	1,840,339

Expenses
Interest	110,648	239,811
Depreciation and amortization	284,019	492,395
Operating expenses	840,923	1,360,748
	1,235,590	2,092,954

NET LOSS	$ (165,083)	$ (252,615)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (163,432)	$ (250,089)

Net loss allocated to other Partners	$ (1,651)	$ (2,526)

* Amounts include $163,432 and $250,089 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2015	2014

Revenues
Rental	$ 370,325	$ 672,105
Interest and other	9,766	45,088

	380,091	717,193

Expenses
Interest	49,378	137,735
Depreciation and amortization	72,294	175,425
Operating expenses	323,194	538,150
	444,866	851,310

NET LOSS	$ (64,775)	$ (134,117)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (64,127)	$ (132,776)

Net loss allocated to other Partners	$ (648)	$ (1,341)

* Amounts include $64,127 and $132,776 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2015 were $116,810 and total fund management fees accrued as of September 30, 2015 were $15,600,405. During the three months ended September 30, 2015, $701,090 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2015, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2015 there were no advances. Below is a summary, by series, of the total advances made to date.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 53 of the Operating Partnerships.

During the quarter ended September 30, 2015, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2015.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 44 of the Operating Partnerships.

During the quarter ended September 30, 2015, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of September 30, 2015. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 40 of the Operating Partnerships.

During the quarter ended September 30, 2015, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of September 30, 2015. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended September 30, 2015, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2015. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended September 30, 2015, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2015.

Results of Operations

As of September 30, 2015 and 2014, the Fund held limited partnership interests in 62 and 90 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2015 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 13,511	$ 6,984	$ 6,527
Series 16	44,070	6,350	37,720
Series 17	26,532	2,900	23,632
Series 18	23,904	700	23,204
Series 19	8,793	-	8,793
	$116,810	$ 16,934	$ 99,876
	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 32,642	$ 84,151	$ (51,509)
Series 16	89,844	13,834	76,010
Series 17	63,690	41,747	21,943
Series 18	47,808	1,400	46,408
Series 19	17,586	750	16,836
	$251,570	$ 141,882	$ 109,688

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%.  The series had a total of 15 properties September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 15 reflects a net loss from Operating Partnerships of $(181,163) and $(189,936), respectively, which includes depreciation and amortization of $339,402 and $463,641, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2015, the investment general partner transferred its interest in Deerfield Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,124,981 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,750 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,250 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the" RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the terms of the RRN. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $7,250 as of September 30, 2015.

In July 2015 the investment general partner transferred its interest in East Machias Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $943,748 and cash proceeds to the investment partnership of $2,072. The total proceeds of approximately $2,072 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $2,072 as of September 30, 2015.

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

Beckwood Manor Eight Limited Partnership

Sunset Square Limited Partnership

University Meadows L.D.H.A. Limited Partnership

Series 16

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 16 reflects a net loss from Operating Partnerships of $(149,918) and $(444,189), respectively, which includes depreciation and amortization of $598,462 and $714,910, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 2015, the investment general partner transferred its interest in St. Croix Commons Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,192,312 and cash proceeds to the investment partnership of $250,000. Of the total proceeds received, $7,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $243,000 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties, Limited Partnership

Series 17

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 17 reflects a net loss from Operating Partnerships of $(181,625) and $(186,760), respectively, which includes depreciation and amortization of $362,917 and $633,431, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2013, the investment general partner transferred 99% of its interest in Quail Village LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $799,778 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $8,221 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,779 were returned to cash reserves held by Series 17. The remaining 1% investment limited partner interest in the Operating Partnership transferred in July 2015. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the 99% transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,779 as of December 31, 2013. In July 2015, the remaining 1% of interest was transferred to a non-affiliated entity resulting in no proceeds or gain on the transaction.

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

In April 2015, the operating general partner of Henson Creek Manor Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 16, 2015. The sales price of the property was $12,752,326, which included the outstanding mortgage balance of approximately $4,293,415 and cash proceeds to the investment partnership of $5,541,959. Of the total proceeds received by the investment partnership, $17,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $5,524,959 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,524,959 as of June 30, 2015. In August 2015, additional proceeds of $160,000 were received and returned to the cash reserves held by Series 17 resulting in an additional gain on sale.

In August 2015, the investment general partner transferred its interest in Green Acres Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,218 and cash proceeds to the investment partnership of $2,385. The total proceeds of approximately $2,385 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $2,385 as of September 30, 2015.

In August 2015, the investment general partner transferred its interest in Skowhegan Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,266,135 cash proceeds to the investment partnership of $4,760. The total proceeds of approximately $4,760 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $4,760 as of September 30, 2015.

Series 18

As of September 30, 2015 and 2014 the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 18 reflects a net loss from Operating Partnerships of $(165,083) and $(252,615), respectively, which includes depreciation and amortization of $284,019 and $492,395, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In March 2015, the investment general partner sold its interest in Lakeview Meadows II LDHA LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,437,436 and cash proceeds to the investment partnership of $360,289. Of the total proceeds received by the investment partnership, $50,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds of approximately $305,289 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. A receivable in the amount of $355,289 was recorded as of March 31, 2015. Sale proceeds in the amount of $341,833 were received in April 2015 and the balance of $13,456 was received in August 2015. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $305,289 as of March 31, 2015. In August 2015, additional proceeds of $15,294 were received and returned to the cash reserves held by Series 18 resulting in an additional gain on sale.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Marengo Park Apartments, Limited Partnership

Natchitoches Elderly Apartments, A Louisiana Partnership

Series 19

As of September 30, 2015 and 2014 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 19 reflects a net loss from Operating Partnerships of $(64,775) and $(134,117), respectively, which includes depreciation and amortization of $72,294 and $175,425, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 13, 2015	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2015	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 13, 2015	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal