Form 10-Q
period 2015-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2016-02-12
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-20
Condensed Statements of Changes in Partners' Capital (Deficit)	21-24
Condensed Statements of Cash Flows	25-30
Notes to Condensed Financial Statements	31-42

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	43-61

Item 3. Quantitative and Qualitative Disclosures About Market Risk	61

Item 4. Controls and Procedures	61

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	62

Item 4. Mine Safety Disclosures	62

Item 5. Other Information	62

Item 6. Exhibits	62

Signatures	63

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 7,834,512	$ 2,523,234
Other assets	-	357,489
	$ 7,834,512	$ 2,880,723

LIABILITIES

Accounts payable & accrued expenses	$ 31,234	$ 28,234
Accounts payable affiliates (Note C)	15,678,600	16,781,463
Capital contributions payable (Note D)	76,455	76,455
	15,786,289	16,886,152

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,936,787 outstanding as of December 31, 2015 and March 31, 2015	(6,061,611)	(12,054,726)
General Partner	(1,890,166)	(1,950,703)
	(7,951,777)	(14,005,429)
	$ 7,834,512	$ 2,880,723

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 630,738	$ 414,859
Other assets	-	-
	$ 630,738	$ 414,859

LIABILITIES

Accounts payable & accrued expenses	$ 9,246	$ 6,246
Accounts payable affiliates (Note C)	3,461,065	3,695,825
Capital contributions payable (Note D)	-	-
	3,470,311	3,702,071

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,858,400 outstanding as of December 31, 2015 and March 31,2015	(2,488,988)	(2,932,151)
General Partner	(350,585)	(355,061)
	(2,839,573)	(3,287,212)
	$ 630,738	$ 414,859

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 392,228	$ 221,108
Other assets	-	-
	$ 392,228	$ 221,108

LIABILITIES

Accounts payable & accrued expenses	$ 4,488	$ 4,488
Accounts payable affiliates (Note C)	8,087,461	8,036,400
Capital contributions payable (Note D)	50,008	50,008
	8,141,957	8,090,896

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,411,800 outstanding as of December 31, 2015 and March 31, 2015	(7,205,624)	(7,324,482)
General Partner	(544,105)	(545,306)

	(7,749,729)	(7,869,788)
	$ 392,228	$ 221,108

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 5,145,366	$ 197,779
Other assets	-	2,200
	$ 5,145,366	$ 199,979

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 10,000
Accounts payable affiliates (Note C)	-	685,587
Capital contributions payable (Note D)	7,893	7,893
	17,893	703,480

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,980,687 outstanding as of December 31, 2015 and March 31, 2015	5,493,147	(81,517)
General Partner	(365,674)	(421,984)
	5,127,473	(503,501)
	$ 5,145,366	$ 199,979

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 340,037	$ 306,518
Other assets	-	355,289
	$ 340,037	$ 661,807

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,130,074	4,363,651
Capital contributions payable (Note D)	18,554	18,554
	4,148,628	4,382,205

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,612,200 outstanding as of December 31, 2015 and March 31, 2015	(3,460,277)	(3,372,966)
General Partner	(348,314)	(347,432)
	(3,808,591)	(3,720,398)
	$ 340,037	$ 661,807

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$ 1,326,143	$ 1,382,970
Other assets	-	-
	$ 1,326,143	$ 1,382,970

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,073,700 outstanding as of December 31, 2015 and March 31, 2015	1,600,131	1,656,390
General Partner	(281,488)	(280,920)
	1,318,643	1,375,470
	$ 1,326,143	$ 1,382,970

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$ 2,367	$ 997
Other income	12,123	10,380
	14,490	11,377

Share of Income from Operating Partnerships(Note D)	130,600	2,475,964

Expenses
Professional fees	27,024	9,416
Fund management fee, net (Note C)	44,758	(41,310)
General and administrative expenses	44,574	32,504
	116,356	610

NET INCOME (LOSS)	$ 28,734	$ 2,486,731

Net income (loss) allocated to limited assignees	$ 28,446	$ 2,461,863

Net income (loss) allocated to general partner	$ 288	$ 24,868

Net income (loss) per BAC	$ .00	$ .11

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 15

	2015	2014

Income
Interest income	$ 209	$ 117
Other income	-	-
	209	117

Share of Income from Operating Partnerships(Note D)	130,600	317,642

Expenses
Professional fees	14,049	1,841
Fund management fee, net (Note C)	9,573	24,047
General and administrative expenses	8,692	6,456
	32,314	32,344

NET INCOME (LOSS)	$ 98,495	$ 285,415

Net income (loss) allocated to limited assignees	$ 97,510	$ 282,561

Net income (loss) allocated to general partner	$ 985	$ 2,854

Net income (loss) per BAC	$ .03	$ .07

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2015	2014

Income
Interest income	$ 183	$ 121
Other income	-	200
	183	321

Share of Income from Operating Partnerships(Note D)	-	247,999

Expenses
Professional fees	1,751	1,841
Fund management fee, net (Note C)	(8,942)	51,382
General and administrative expenses	11,293	7,998
	4,102	61,221

NET INCOME (LOSS)	$ (3,919)	$ 187,099

Net income (loss) allocated to limited assignees	$ (3,880)	$ 185,228

Net income (loss) allocated to general partner	$ (39)	$ 1,871

Net income (loss) per BAC	$ (.00)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2015	2014

Income
Interest income	$ 1,430	$ 152
Other income	-	-
	1,430	152

Share of Income from Operating Partnerships(Note D)	-	1,138,960

Expenses
Professional fees	1,751	1,841
Fund management fee, net (Note C)	17,428	30,692
General and administrative expenses	9,284	6,701
	28,463	39,234

NET INCOME (LOSS)	$ (27,033)	$ 1,099,878

Net income (loss) allocated to limited assignees	$ (26,763)	$ 1,088,879

Net income (loss) allocated to general partner	$ (270)	$ 10,999

Net income (loss) per BAC	$ (.01)	$ .22

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 18

	2015	2014

Income
Interest income	$ 89	$ 87
Other income	12,058	10,180
	12,147	10,267

Share of Income from Operating Partnerships(Note D)	-	266,641

Expenses
Professional fees	7,722	1,841
Fund management fee, net (Note C)	20,504	8,475
General and administrative expenses	7,706	5,709
	35,932	16,025

NET INCOME (LOSS)	$ (23,785)	$ 260,883

Net income (loss) allocated to limited assignees	$ (23,547)	$ 258,274

Net income (loss) allocated to general partner	$ (238)	$ 2,609

Net income (loss) per BAC	$ (.01)	$ .07

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2015	2014

Income
Interest income	$ 456	$ 520
Other income	65	-
	521	520

Share of Income from Operating Partnerships(Note D)	-	504,722

Expenses
Professional fees	1,751	2,052
Fund management fee, net (Note C)	6,195	(155,906)
General and administrative expenses	7,599	5,640
	15,545	(148,214)

NET INCOME (LOSS)	$ (15,024)	$ 653,456

Net income (loss) allocated to limited assignees	$ (14,874)	$ 646,921

Net income (loss) allocated to general partner	$ (150)	$ 6,535

Net income (loss) per BAC	$ (.00)	$ .16

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$ 6,208	$ 2,961
Other income	33,248	15,525
	39,456	18,486

Share of Income from Operating Partnerships(Note D)	6,416,089	2,865,664

Expenses
Professional fees	155,910	142,094
Fund management fee, net (Note C)	154,446	279,895
General and administrative expenses	91,537	74,565
	401,893	496,554

NET INCOME (LOSS)	$ 6,053,652	$ 2,387,596

Net income (loss) allocated to limited assignees	$ 5,993,115	$ 2,363,719

Net income (loss) allocated to general partner	$ 60,537	$ 23,877

Net income (loss) per BAC	$ .27	$ .11

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2015	2014

Income
Interest income	$ 646	$ 437
Other income	321	321
	967	758

Share of Income from Operating Partnerships(Note D)	465,691	700,342

Expenses
Professional fees	43,336	28,538
Fund management fee, net (Note C)	(41,936)	42,290
General and administrative expenses	17,619	14,345
	19,019	85,173

NET INCOME (LOSS)	$ 447,639	$ 615,927

Net income (loss) allocated to limited assignees	$ 443,163	$ 609,768

Net income (loss) allocated to general partner	$ 4,476	$ 6,159

Net income (loss) per BAC	$ .11	$ .16

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2015	2014

Income
Interest income	$ 440	$ 339
Other income	401	861
	841	1,200

Share of Income from Operating Partnerships(Note D)	243,000	254,999

Expenses
Professional fees	34,692	33,945
Fund management fee, net (Note C)	67,068	149,126
General and administrative expenses	22,022	17,735
	123,782	200,806

NET INCOME (LOSS)	$ 120,059	$ 55,393

Net income (loss) allocated to limited assignees	$ 118,858	$ 54,839

Net income (loss) allocated to general partner	$ 1,201	$ 554

Net income (loss) per BAC	$ .02	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2015	2014

Income
Interest income	$ 3,261	$ 660
Other income	20,320	4,080
	23,581	4,740

Share of Income from Operating Partnerships(Note D)	5,692,104	1,138,960

Expenses
Professional fees	26,054	33,635
Fund management fee, net (Note C)	39,371	119,417
General and administrative expenses	19,286	15,287
	84,711	168,339

NET INCOME (LOSS)	$ 5,630,974	$ 975,361

Net income (loss) allocated to limited assignees	$ 5,574,664	$ 965,607

Net income (loss) allocated to general partner	$ 56,310	$ 9,754

Net income (loss) per BAC	$ 1.12	$ .19

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2015	2014

Income
Interest income	$ 398	$ 271
Other income	12,058	10,180
	12,456	10,451

Share of Income from Operating Partnerships(Note D)	15,294	266,641

Expenses
Professional fees	33,080	26,040
Fund management fee, net (Note C)	66,912	94,482
General and administrative expenses	15,951	12,906
	115,943	133,428

NET INCOME (LOSS)	$ (88,193)	$ 143,664

Net income (loss) allocated to limited assignees	$ (87,311)	$ 142,227

Net income (loss) allocated to general partner	$ (882)	$ 1,437

Net income (loss) per BAC	$ (.02)	$ .04

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2015	2014

Income
Interest income	$ 1,463	$ 1,254
Other income	148	83
	1,611	1,337

Share of Income from Operating Partnerships(Note D)	-	504,722

Expenses
Professional fees	18,748	19,936
Fund management fee, net (Note C)	23,031	(125,420)
General and administrative expenses	16,659	14,292
	58,438	(91,192)

NET INCOME (LOSS)	$ (56,827)	$ 597,251

Net income (loss) allocated to limited assignees	$ (56,259)	$ 591,278

Net income (loss) allocated to general partner	$ (568)	$ 5,973

Net income (loss) per BAC	$ (.01)	$ .15

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(12,054,726)	$ (1,950,703)	$(14,005,429)

Net income (loss)	5,993,115	60,537	6,053,652

Partners' capital (deficit), December 31, 2015	$ (6,061,611)	$ (1,890,166)	$ (7,951,777)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2015	$ (2,932,151)	$ (355,061)	$ (3,287,212)

Net income (loss)	443,163	4,476	447,639

Partners' capital (deficit), December 31, 2015	$ (2,488,988)	$ (350,585)	$ (2,839,573)

Series 16
Partners' capital (deficit) April 1, 2015	$ (7,324,482)	$ (545,306)	$ (7,869,788)

Net income (loss)	118,858	1,201	120,059

Partners' capital (deficit), December 31, 2015	$ (7,205,624)	$ (544,105)	$ (7,749,729)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2015	$ (81,517)	$ (421,984)	$ (503,501)

Net income (loss)	5,574,664	56,310	5,630,974

Partners' capital (deficit), December 31, 2015	$ 5,493,147	$ (365,674)	$ 5,127,473

Series 18
Partners' capital (deficit) April 1, 2015	$ (3,372,966)	$ (347,432)	$ (3,720,398)

Net income (loss)	(87,311)	(882)	(88,193)

Partners' capital (deficit), December 31, 2015	$ (3,460,277)	$ (348,314)	$ (3,808,591)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2015	$ 1,656,390	$ (280,920)	$ 1,375,470

Net income (loss)	(56,259)	(568)	(56,827)

Partners' capital (deficit), December 31, 2015	$ 1,600,131	$ (281,488)	$ 1,318,643

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 6,053,652	$ 2,387,596
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(6,416,089)	(2,865,664)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,000	43,000
Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	(1,102,863)	(1,661,969)

Net cash (used in) provided by operating activities	(1,460,100)	(2,097,037)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,771,378	2,856,845

Net cash provided by investing activities	6,771,378	2,856,845

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,311,278	759,808

Cash and cash equivalents, beginning	2,523,234	2,294,311

Cash and cash equivalents, ending	$ 7,834,512	$ 3,054,119

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 447,639	$ 615,927
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(465,691)	(700,342)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,000	8,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(234,760)	(361,655)

Net cash (used in) provided by operating activities	(249,812)	(438,070)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	465,691	700,342

Net cash provided by investing activities	465,691	700,342

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	215,879	262,272

Cash and cash equivalents, beginning	414,859	161,422

Cash and cash equivalents, ending	$ 630,738	$ 423,694

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 120,059	$ 55,393
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(243,000)	(254,999)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	14,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,061	161,125

Net cash (used in) provided by operating activities	(71,880)	(24,481)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	243,000	254,999

Net cash provided by investing activities	243,000	254,999

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	171,120	230,518

Cash and cash equivalents, beginning	221,108	176,922

Cash and cash equivalents, ending	$ 392,228	$ 407,440

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ 5,630,974	$ 975,361
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(5,692,104)	(1,138,960)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	7,500
Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	(685,587)	(1,517,431)

Net cash (used in) provided by operating activities	(744,517)	(1,673,530)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,692,104	1,130,141

Net cash provided by investing activities	5,692,104	1,130,141

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,947,587	(543,389)

Cash and cash equivalents, beginning	197,779	799,176

Cash and cash equivalents, ending	$ 5,145,366	$ 255,787

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ (88,193)	$ 143,664
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(15,294)	(266,641)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	11,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(233,577)	55,992

Net cash (used in) provided by operating activities	(337,064)	(55,985)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	370,583	266,641

Net cash provided by investing activities	370,583	266,641

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,519	210,656

Cash and cash equivalents, beginning	306,518	355,319

Cash and cash equivalents, ending	$ 340,037	$ 565,975

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2015	2014
Cash flows from operating activities:

Net Income (Loss)	$ (56,827)	$ 597,251
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(504,722)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	2,500
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(56,827)	95,029

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	504,722

Net cash provided by investing activities	-	504,722

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,827)	599,751

Cash and cash equivalents, beginning	1,382,970	801,472

Cash and cash equivalents, ending	$ 1,326,143	$ 1,401,223

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2015

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
December 31, 2015

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2015 and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2015

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ 11,073	$ 25,047
Series 16	43,218	54,498
Series 17	20,528	45,952
Series 18	23,904	39,240
Series 19	8,793	12,094
	$107,516	$176,831

The fund management fees paid for the three months ended December 31, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ -	$ 39,167
Series 16	-	-
Series 17	20,528	1,050,675
Series 18	-	-
Series 19	8,793	12,094
	$ 29,321	$1,101,936

The fund management fees paid for the nine months ended December 31, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ 278,475	$ 442,613
Series 16	82,001	7,000
Series 17	134,443	1,657,355
Series 18	305,289	75,000
Series 19	26,379	43,330
	$ 826,587	$2,225,298

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2015 and 2014, the Fund had limited partnership interests in 61 and 71 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2015 and 2014 is as follows:

	2015	2014
Series 15	14	18
Series 16	20	21
Series 17	9	13
Series 18	12	13
Series 19	6	6
	61	71

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2015 and 2014 are as follows:

	2015	2014
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 76,455	$ 76,455

During the nine months ended December 31, 2015 the Fund disposed of nine Operating Partnerships and the Fund received additional proceeds from one operating limited partnership disposed of in the prior year. A summary of the dispositions by Series for December 31, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition*	Gain on Disposition

Series 15	3	1	$465,691	$465,691
Series 16	1	-	243,000	243,000
Series 17	3	1	5,692,104	5,692,104
Series 18	-	-	370,583	15,294
Series 19	-	-	-	-

Total	7	2	$6,771,378	$6,416,089

* Fund proceeds from disposition include $355,289 which was receivable as of March 31, 2015 for Series 18.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2015.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2015	2014

Revenues
Rental	$ 9,263,250	$ 13,517,497
Interest and other	203,300	364,282

	9,466,550	13,881,779

Expenses
Interest	1,168,758	1,923,690
Depreciation and amortization	2,434,100	3,419,555
Operating expenses	7,024,286	10,128,033
	10,627,144	15,471,278

NET LOSS	$(1,160,594)	$(1,589,499)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,148,987)	$(1,573,604)

Net loss allocated to other Partners	$ (11,607)	$ (15,895)

* Amounts include $1,148,987 and $1,573,604 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2015	2014

Revenues
Rental	$ 1,920,483	$ 2,670,211
Interest and other	53,372	66,915

	1,973,855	2,737,126

Expenses
Interest	265,459	364,843
Depreciation and amortization	470,927	639,706
Operating expenses	1,558,108	1,995,685
	2,294,494	3,000,234

NET LOSS	$ (320,639)	$ (263,108)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (317,433)	$ (260,477)

Net loss allocated to other Partners	$ (3,206)	$ (2,631)

* Amounts include $317,433 and $260,477 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2015	2014

Revenues
Rental	$ 3,488,086	$ 3,804,610
Interest and other	58,156	57,426

	3,546,242	3,862,036

Expenses
Interest	447,960	547,459
Depreciation and amortization	906,232	992,326
Operating expenses	2,458,162	2,873,155
	3,812,354	4,412,940

NET LOSS	$ (266,112)	$ (550,904)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (263,451)	$ (545,395)

Net loss allocated to other Partners	$ (2,661)	$ (5,509)

* Amounts include $263,451 and $545,395 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2015	2014

Revenues
Rental	$ 1,743,912	$ 3,778,762
Interest and other	31,147	99,978

	1,775,059	3,878,740

Expenses
Interest	202,066	532,663
Depreciation and amortization	529,955	891,821
Operating expenses	1,288,090	2,714,897
	2,020,111	4,139,381

NET LOSS	$ (245,052)	$ (260,641)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (242,600)	$ (258,034)

Net loss allocated to other Partners	$ (2,452)	$ (2,607)

* Amounts include $242,600 and $258,034 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2015	2014

Revenues
Rental	$ 1,562,143	$ 2,410,791
Interest and other	41,943	86,733

	1,604,086	2,497,524

Expenses
Interest	176,644	317,214
Depreciation and amortization	414,098	679,907
Operating expenses	1,237,380	1,838,418
	1,828,122	2,835,539

NET LOSS	$ (224,036)	$ (338,015)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (221,796)	$ (334,635)

Net loss allocated to other Partners	$ (2,240)	$ (3,380)

* Amounts include $221,796 and $334,635 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2015	2014

Revenues
Rental	$ 548,626	$ 853,123
Interest and other	18,682	53,230

	567,308	906,353

Expenses
Interest	76,629	161,511
Depreciation and amortization	112,888	215,795
Operating expenses	482,546	705,878
	672,063	1,083,184

NET LOSS	$ (104,755)	$ (176,831)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (103,707)	$ (175,063)

Net loss allocated to other Partners	$ (1,048)	$ (1,768)

* Amounts include $103,707 and $175,063 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015
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

NOTE G - OTHER EVENTS

On December 2, 2015, Boston Capital Tax Credit Fund III Limited Partnership, a Delaware limited partnership (the "Partnership"), mailed a postcard to all of its unit holders which alerts the unit holders that a consent solicitation statement for the liquidation of the Partnership, together with a related proxy ballot, will be forthcoming.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2015 were $107,516 and total fund management fees accrued as of December 31, 2015 were $15,678,600. During the three months ended December 31, 2015, $29,321 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2015, $635,362 was paid to an affiliate of the general partner of the Fund. This represents reimbursements by Series 17 for operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 54 of the Operating Partnerships.

During the quarter ended December 31, 2015, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2015.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 44 of the Operating Partnerships.

During the quarter ended December 31, 2015, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of December 31, 2015. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 40 of the Operating Partnerships.

During the quarter ended December 31, 2015, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of December 31, 2015. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended December 31, 2015, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2015. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended December 31, 2015, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2015.

Results of Operations

As of December 31, 2015 and 2014, the Fund held limited partnership interests in 61 and 71 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2015 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 11,073	$ 1,500	$ 9,573
Series 16	43,218	52,160	(8,942)
Series 17	20,528	3,100	17,428
Series 18	23,904	3,400	20,504
Series 19	8,793	2,598	6,195
	$107,516	$ 62,758	$ 44,758
	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 43,715	$ 85,651	$ (41,936)
Series 16	133,062	65,994	67,068
Series 17	84,218	44,847	39,371
Series 18	71,712	4,800	66,912
Series 19	26,379	3,348	23,031
	$359,086	$ 204,640	$ 154,446

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 15 reflects a net loss from Operating Partnerships of $(320,639) and $(263,108), respectively, which includes depreciation and amortization of $470,927 and $639,706, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In February 2015, the operating general partner of Graham Housing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2015. The sales price of the property was $1,425,000, which included the outstanding mortgage balance of approximately $817,589 and cash proceeds to the investment partnership of $402,258. Of the total proceeds received by the investment partnership, $73,489 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $325,769 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $325,769 as of June 30, 2015.

In July 2015, the investment general partner transferred its interest in Deerfield Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,124,981 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,750 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,250 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the" RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the terms of the RRN. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $7,250 as of September 30, 2015.

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

In December 2015 the investment general partner transferred its interest in P.D.C Fifty Five LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,153,060 and cash proceeds to the investment partnership of $133,600. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $130,600 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $130,600 as of December 31, 2015.

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

Beckwood Manor Eight Limited Partnership

Sunset Square Limited Partnership

University Meadows L.D.H.A. Limited Partnership

Series 16

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 16 reflects a net loss from Operating Partnerships of $(266,112) and $(550,904), respectively, which includes depreciation and amortization of $906,232 and $992,326, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 2015, the investment general partner transferred its interest in St. Croix Commons Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,192,312 and cash proceeds to the investment partnership of $250,000. Of the total proceeds received, $7,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $243,000 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties, Limited Partnership

Series 17

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 17 reflects a net loss from Operating Partnerships of $(245,052) and $(260,641), respectively, which includes depreciation and amortization of $529,955 and $891,821, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 18

As of December 31, 2015 and 2014 the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 18 reflects a net loss from Operating Partnerships of $(224,036) and $(338,015), respectively, which includes depreciation and amortization of $414,098 and $679,907, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Marengo Park Apartments, Limited Partnership

Natchitoches Elderly Apartments, A Louisiana Partnership

Series 19

As of December 31, 2015 and 2014 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 19 reflects a net loss from Operating Partnerships of $(104,755) and $(176,831), respectively, which includes depreciation and amortization of $112,888 and $215,795, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 12, 2016	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 12, 2016	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 12, 2016	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal