Form 10-Q
period 2016-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2016-08-12
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-18
Condensed Statements of Cash Flows	19-24
Notes to Condensed Financial Statements	25-37

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	38-48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	49

Signatures	50

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 1,815,545	$ 1,783,433
	$ 1,815,545	$ 1,783,433

LIABILITIES

Accounts payable & accrued expenses	$ 55,574	$ 60,728
Accounts payable affiliates (Note C)	15,349,916	15,273,764
Capital contributions payable (Note D)	26,447	76,455
	15,431,937	15,410,947

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,902,747 outstanding as of June 30, 2016 and March 31, 2016	(11,724,499)	(11,735,510)
General Partner	(1,891,893)	(1,892,004)
	(13,616,392)	(13,627,514)
	$ 1,815,545	$ 1,783,433

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 104,830	$ 116,858
	$ 104,830	$ 116,858

LIABILITIES

Accounts payable & accrued expenses	$ 6,246	$ 12,744
Accounts payable affiliates (Note C)	3,013,428	3,004,401
Capital contributions payable (Note D)	-	-
	3,019,674	3,017,145

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,848,900 outstanding as of June 30, 2016 and March 31, 2016	(2,563,506)	(2,549,095)
General Partner	(351,338)	(351,192)
	(2,914,844)	(2,900,287)
	$ 104,830	$ 116,858

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 500,074	$ 381,450
	$ 500,074	$ 381,450

LIABILITIES

Accounts payable & accrued expenses	$ 31,828	$ 10,987
Accounts payable affiliates (Note C)	8,173,900	8,130,679
Capital contributions payable (Note D)	-	50,008
	8,205,728	8,191,674

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,404,500 outstanding as of June 30, 2016 and March 31, 2016	(7,161,990)	(7,265,514)
General Partner	(543,664)	(544,710)

	(7,705,654)	(7,810,224)
	$ 500,074	$ 381,450

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 608,459	$ 640,398
	$ 608,459	$ 640,398

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 16,499
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	17,893	24,392

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,972,947 outstanding as of June 30, 2016 and March 31, 2016	956,867	982,053
General Partner	(366,301)	(366,047)
	590,566	616,006
	$ 608,459	$ 640,398

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 337,537	$ 353,832
	$ 337,537	$ 353,832

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 6,499
Accounts payable affiliates (Note C)	4,162,588	4,138,684
Capital contributions payable (Note D)	18,554	18,554
	4,181,142	4,163,737

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,605,200 outstanding as of June 30, 2016 and March 31, 2016	(3,494,941)	(3,461,578)
General Partner	(348,664)	(348,327)
	(3,843,605)	(3,809,905)
	$ 337,537	$ 353,832

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 264,645	$ 290,895
	$ 264,645	$ 290,895

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 13,999
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	7,500	13,999

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,071,200 outstanding as of June 30, 2016 and March 31, 2016	539,071	558,624
General Partner	(281,926)	(281,728)
	257,145	276,896
	$ 264,645	$ 290,895

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 810	$ 1,280
Other income	9,629	16,622
	10,439	17,902

Share of Income from Operating Partnerships(Note D)	147,623	5,850,728

Expenses
Professional fees	26,302	26,640
Fund management fee, net (Note C)	82,339	9,812
General and administrative expenses	38,299	17,388
	146,940	53,840

NET INCOME (LOSS)	$ 11,122	$ 5,814,790

Net income (loss) allocated to limited assignees	$ 11,011	$ 5,756,642

Net income (loss) allocated to general partner	$ 111	$ 58,148

Net income (loss) per BAC	$ .00	$ .26

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 15

	2016	2015

Income
Interest income	$ 148	$ 185
Other income	-	-
	148	185

Share of Income from Operating Partnerships(Note D)	-	325,769

Expenses
Professional fees	5,904	6,120
Fund management fee, net (Note C)	2,315	(58,036)
General and administrative expenses	6,486	3,366
	14,705	(48,550)

NET INCOME (LOSS)	$ (14,557)	$ 374,504

Net income (loss) allocated to limited assignees	$ (14,411)	$ 370,759

Net income (loss) allocated to general partner	$ (146)	$ 3,745

Net income (loss) per BAC	$ (.00)	$ .10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2016	2015

Income
Interest income	$ 213	$ 122
Other income	603	401
	816	523

Share of Income from Operating Partnerships(Note D)	147,623	-

Expenses
Professional fees	6,499	6,780
Fund management fee, net (Note C)	29,195	38,290
General and administrative expenses	8,175	3,953
	43,869	49,023

NET INCOME (LOSS)	$ 104,570	$ (48,500)

Net income (loss) allocated to limited assignees	$ 103,524	$ (48,015)

Net income (loss) allocated to general partner	$ 1,046	$ (485)

Net income (loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2016	2015

Income
Interest income	$ 270	$ 314
Other income	8,943	16,138
	9,213	16,452

Share of Income from Operating Partnerships(Note D)	-	5,524,959

Expenses
Professional fees	5,056	5,130
Fund management fee, net (Note C)	19,932	(1,689)
General and administrative expenses	9,665	3,596
	34,653	7,037

NET INCOME (LOSS)	$ (25,440)	$ 5,534,374

Net income (loss) allocated to limited assignees	$ (25,186)	$ 5,479,030

Net income (loss) allocated to general partner	$ (254)	$ 55,344

Net income (loss) per BAC	$ (.01)	$ 1.10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 18

	2016	2015

Income
Interest income	$ 85	$ 158
Other income	-	-
	85	158

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	5,022	5,130
Fund management fee, net (Note C)	22,854	23,204
General and administrative expenses	5,909	3,136
	33,785	31,470

NET INCOME (LOSS)	$ (33,700)	$ (31,312)

Net income (loss) allocated to limited assignees	$ (33,363)	$ (30,999)

Net income (loss) allocated to general partner	$ (337)	$ (313)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2016	2015

Income
Interest income	$ 94	$ 501
Other income	83	83
	177	584

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,821	3,480
Fund management fee, net (Note C)	8,043	8,043
General and administrative expenses	8,064	3,337
	19,928	14,860

NET INCOME (LOSS)	$ (19,751)	$ (14,276)

Net income (loss) allocated to limited assignees	$ (19,553)	$ (14,133)

Net income (loss) allocated to general partner	$ (198)	$ (143)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(11,735,510)	$ (1,892,004)	$(13,627,514)

Net income (loss)	11,011	111	11,122

Partners' capital (deficit), June 30, 2016	$(11,724,499)	$ (1,891,893)	$(13,616,392)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2016	$ (2,549,095)	$ (351,192)	$ (2,900,287)

Net income (loss)	(14,411)	(146)	(14,557)

Partners' capital (deficit), June 30, 2016	$ (2,563,506)	$ (351,338)	$ (2,914,844)

Series 16
Partners' capital (deficit) April 1, 2016	$ (7,265,514)	$ (544,710)	$ (7,810,224)

Net income (loss)	103,524	1,046	104,570

Partners' capital (deficit), June 30, 2016	$ (7,161,990)	$ (543,664)	$ (7,705,654)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2016	$ 982,053	$ (366,047)	$ 616,006

Net income (loss)	(25,186)	(254)	(25,440)

Partners' capital (deficit), June 30, 2016	$ 956,867	$ (366,301)	$ 590,566

Series 18
Partners' capital (deficit) April 1, 2016	$ (3,461,578)	$ (348,327)	$ (3,809,905)

Net income (loss)	(33,363)	(337)	(33,700)

Partners' capital (deficit), June 30, 2016	$ (3,494,941)	$ (348,664)	$ (3,843,605)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2016	$ 558,624	$ (281,728)	$ 276,896

Net income (loss)	(19,553)	(198)	(19,751)

Partners' capital (deficit), June 30, 2016	$ 539,071	$ (281,926)	$ 257,145

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ 11,122	$ 5,814,790
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(147,623)	(5,850,728)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,154)	17,800
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	76,152	38,584

Net cash (used in) provided by operating activities	(65,503)	22,646

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	97,615	6,192,561

Net cash provided by investing activities	97,615	6,192,561

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,112	6,215,207

Cash and cash equivalents, beginning	1,783,433	2,523,234

Cash and cash equivalents, ending	$ 1,815,545	$ 8,738,441

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (14,557)	$ 374,504
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(325,769)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,498)	3,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	9,027	19,131

Net cash (used in) provided by operating activities	(12,028)	70,866

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	325,769

Net cash provided by investing activities	-	325,769

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,028)	396,635

Cash and cash equivalents, beginning	116,858	414,859

Cash and cash equivalents, ending	$ 104,830	$ 811,494

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ 104,570	$ (48,500)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(147,623)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,841	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	43,221	45,774

Net cash (used in) provided by operating activities	21,009	(2,726)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	97,615	-

Net cash provided by investing activities	97,615	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,624	(2,726)

Cash and cash equivalents, beginning	381,450	221,108

Cash and cash equivalents, ending	$ 500,074	$ 218,382

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 17

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (25,440)	$ 5,534,374
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(5,524,959)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	14,800
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	-	(50,225)

Net cash (used in) provided by operating activities	(31,939)	(23,810)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	5,524,959

Net cash provided by investing activities	-	5,524,959

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,939)	5,501,149

Cash and cash equivalents, beginning	640,398	197,779

Cash and cash equivalents, ending	$ 608,459	$ 5,698,928

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 18

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (33,700)	$ (31,312)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	23,904	23,904

Net cash (used in) provided by operating activities	(16,295)	(7,408)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	341,833

Net cash provided by investing activities	-	341,833

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,295)	334,425

Cash and cash equivalents, beginning	353,832	306,518

Cash and cash equivalents, ending	$ 337,537	$ 640,943

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 19

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (19,751)	$ (14,276)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(26,250)	(14,276)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,250)	(14,276)

Cash and cash equivalents, beginning	290,895	1,382,970

Cash and cash equivalents, ending	$ 264,645	$ 1,368,694

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2016

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2016, 3,848,900 BACs in Series 15, 5,404,500 BACs in Series 16, 4,972,947 BACs in Series 17, 3,605,200 BACs in Series 18, and 4,071,200 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2016 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ 9,027	$ 19,131
Series 16	43,221	45,774
Series 17	22,029	37,158
Series 18	23,904	23,904
Series 19	8,793	8,793
	$106,974	$134,760

The fund management fees paid for the three months ended June 30, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ -
Series 16	-	-
Series 17	22,029	87,383
Series 18	-	-
Series 19	8,793	8,793
	$ 30,822	$ 96,176

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2016 and 2015, the Fund had limited partnership interests in 60 and 68 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2016 and 2015 is as follows:

	2016	2015
Series 15	14	17
Series 16	19	21
Series 17	9	12
Series 18	12	12
Series 19	6	6
	60	68

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ -
Series 16	-	50,008
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 76,455

During the three months ended June 30, 2016 the Fund disposed of one Operating Partnership. A summary of the dispositions by Series for June 30, 2016 is as follows:

Series 15	-	-	$-	$-
Series 16	1	-	97,615	147,623
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	1	-	$97,615	$147,623

* Fund proceeds from disposition does not include $50,008 which was due to a writeoff of capital contribution payable in Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2016.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2016	2015

Revenues
Rental	$ 2,700,506	$ 3,263,242
Interest and other	51,169	62,042

	2,751,675	3,325,284

Expenses
Interest	313,528	408,660
Depreciation and amortization	666,206	845,960
Operating expenses	2,042,583	2,514,133
	3,022,317	3,768,753

NET LOSS	$ (270,642)	$ (443,469)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (267,934)	$ (439,032)

Net loss allocated to other Partners	$ (2,708)	$ (4,437)

* Amounts include $267,934 and $439,032 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2016	2015

Revenues
Rental	$ 592,173	$ 725,157
Interest and other	13,524	12,202

	605,697	737,359

Expenses
Interest	76,495	98,002
Depreciation and amortization	137,899	187,833
Operating expenses	412,557	560,078
	626,951	845,913

NET LOSS	$ (21,254)	$ (108,554)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (21,041)	$ (107,468)

Net loss allocated to other Partners	$ (213)	$ (1,086)

* Amounts include $21,041 and $107,468 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2016	2015

Revenues
Rental	$ 850,747	$ 1,126,696
Interest and other	12,292	16,743

	863,039	1,143,439

Expenses
Interest	101,234	144,524
Depreciation and amortization	190,845	290,726
Operating expenses	597,955	814,159
	890,034	1,249,409

NET LOSS	$ (26,995)	$ (105,970)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (26,725)	$ (104,910)

Net loss allocated to other Partners	$ (270)	$ (1,060)

* Amounts include $26,725 and $104,910 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2016	2015

Revenues
Rental	$ 534,473	$ 700,583
Interest and other	9,481	12,712

	543,954	713,295

Expenses
Interest	55,779	88,135
Depreciation and amortization	164,820	195,800
Operating expenses	414,539	533,854
	635,138	817,789

NET LOSS	$ (91,184)	$ (104,494)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (90,271)	$ (103,448)

Net loss allocated to other Partners	$ (913)	$ (1,046)

* Amounts include $90,271 and $103,448 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2016	2015

Revenues
Rental	$ 536,554	$ 523,605
Interest and other	10,682	16,560

	547,236	540,165

Expenses
Interest	55,544	54,430
Depreciation and amortization	131,833	131,150
Operating expenses	460,742	442,777
	648,119	628,357

NET LOSS	$ (100,883)	$ (88,192)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (99,874)	$ (87,310)

Net loss allocated to other Partners	$ (1,009)	$ (882)

* Amounts include $99,874 and $87,310 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2016	2015

Revenues
Rental	$ 186,559	$ 187,201
Interest and other	5,190	3,825

	191,749	191,026

Expenses
Interest	24,476	23,569
Depreciation and amortization	40,809	40,451
Operating expenses	156,790	163,265
	222,075	227,285

NET LOSS	$ (30,326)	$ (36,259)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (30,023)	$ (35,896)

Net loss allocated to other Partners	$ (303)	$ (363)

* Amounts include $30,023 and $35,896 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2016 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

NOTE G - SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Fund has entered into an agreement to transfer the interest in one operating limited partnership. The estimated transfer price and other terms for the disposition of the operating limited partnership have been determined. The estimated proceeds to be received for the operating limited partnership is $30,000. The estimated gain on the transfer of the operating limited partnership is $27,000 and is expected to be recognized in the second quarter of fiscal year ending March 31, 2017.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE H - Plan of Liquidation

On March 30, 2016, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the "Plan." The Plan was approved by the BAC holders on June 1, 2016, and was adopted by the General Partner on June 1, 2016. Pursuant to the Plan, the General Partner would be able to, without further action by the BAC holders:

  liquidate the assets and wind up the business of the Partnership;

  make liquidating distributions in cancellation of the BACs, if any;

  dissolve the Partnership after the sale of all of the Partnership's assets; and

  take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sale proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees, and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to five years after the BAC holders approval of the Plan, which was June 1, 2016. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distributions, if any, may occur months after all of the apartment complexes of any given Series have been sold. As liquidation is not imminent, the Partnership will continue to report as a going concern.

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2016 were $106,974 and total fund management fees accrued as of June 30, 2016 were $15,349,916. During the three months ended June 30, 2016, $30,822 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended June 30, 2016, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2016.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 45 of the Operating Partnerships.

During the quarter ended June 30, 2016, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2016.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 40 of the Operating Partnerships.

During the quarter ended June 30, 2016, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of June 30, 2016. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended June 30, 2016, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2016. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended June 30, 2016, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2016.

Results of Operations

As of June 30, 2016 and 2015, the Fund held limited partnership interests in 60 and 68 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2016 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 9,027	$ 6,712	$ 2,315
Series 16	43,221	14,026	29,195
Series 17	22,029	2,097	19,932
Series 18	23,904	1,050	22,854
Series 19	8,793	750	8,043
	$106,974	$ 24,635	$ 82,339

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 15 reflects a net loss from Operating Partnerships of $(21,254) and $(108,554), respectively, which includes depreciation and amortization of $137,899 and $187,833, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Due to low economic occupancy and a lack of qualified applicants the property operates at or just below breakeven. The operating general partner's operating deficit guarantee has expired. The operating general partner has informed the investment general partner that it is exploring various disposition strategies for this property. The investment general partner has concluded that these strategies would be consistent with the investment objectives of the investment partnership and that it is unlikely that any proceeds will be available for distribution to the investment limited partnership when disposition of the Operating Partnership occurs at some point in the future. The 15-year low income housing tax credit compliance period with respect to Livingston Plaza expired on December 31, 2008.

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

Beckwood Manor Eight Limited Partnership

Sunset Square Limited Partnership

University Meadows L.D.H.A. Limited Partnership

Series 16

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 16 reflects a net loss from Operating Partnerships of $(26,955) and $(105,970), respectively, which includes depreciation and amortization of $190,845 and $290,726, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In June 2016, the investment general partner of Series 16 and Boston Capital Tax Credit Fund IV - Series 23 transferred their respective interests in Mid City Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,890,361 and cash proceeds to the investment partnerships of $124,955 and $4,545, for Series 16 and Series 23, respectively. Of the total proceeds received, $27,340 and $995, for Series 16 and Series 23, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $97,615 and $3,550, for Series 16 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $97,615 and $3,550, for Series 16 and Series 23, respectively, as of June 30, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $50,008 for Series 16 was recorded as gain on the transfer of the Operating Partnership as of June 30, 2016.

In July 2016, the investment general partner transferred its interest in Stony Ground Villas, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,254,826 and cash proceeds to the investment partnership of $30,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $27,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties, Limited Partnership

Series 17

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 17 reflects a net loss from Operating Partnerships of $(91,184) and $(104,494), respectively, which includes depreciation and amortization of $164,820 and $195,800, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 18

As of June 30, 2016 and 2015 the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 18 reflects a net loss from Operating Partnerships of $(100,883) and $(88,192), respectively, which includes depreciation and amortization of $131,833 and $131,150, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Marengo Park Apartments, Limited Partnership

Natchitoches Elderly Apartments, A Louisiana Partnership

Vivian Elderly Apartments, A Louisiana Partnership

Series 19

As of June 30, 2016 and 2015 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 19 reflects a net loss from Operating Partnerships of $(30,326) and $(36,259), respectively, which includes depreciation and amortization of $40,809 and $40,451, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2016.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 12, 2016	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 12, 2016	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 12, 2016	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal