Form 10-Q
period 2016-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2016-11-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-20
Condensed Statements of Changes in Partners' Capital (Deficit)	21-24
Condensed Statements of Cash Flows	25-30
Notes to Condensed Financial Statements	31-43

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	44-55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 1,754,738	$ 1,783,433
	$ 1,754,738	$ 1,783,433

LIABILITIES

Accounts payable & accrued expenses	$ 23,746	$ 60,728
Accounts payable affiliates (Note C)	15,416,582	15,273,764
Capital contributions payable (Note D)	26,447	76,455
	15,466,775	15,410,947

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,902,747 outstanding as of September 30, 2016 and March 31, 2016	(11,819,188)	(11,735,510)
General Partner	(1,892,849)	(1,892,004)
	(13,712,037)	(13,627,514)
	$ 1,754,738	$ 1,783,433

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 67,871	$ 116,858
	$ 67,871	$ 116,858

LIABILITIES

Accounts payable & accrued expenses	$ 6,246	$ 12,744
Accounts payable affiliates (Note C)	3,022,455	3,004,401
Capital contributions payable (Note D)	-	-
	3,028,701	3,017,145

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,848,900 outstanding as of September 30, 2016 and March 31, 2016	(2,609,033)	(2,549,095)
General Partner	(351,797)	(351,192)
	(2,960,830)	(2,900,287)
	$ 67,871	$ 116,858

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 592,700	$ 381,450
	$ 592,700	$ 381,450

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 10,987
Accounts payable affiliates (Note C)	8,207,635	8,130,679
Capital contributions payable (Note D)	-	50,008
	8,207,635	8,191,674

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,404,500 outstanding as of September 30, 2016 and March 31, 2016	(7,072,178)	(7,265,514)
General Partner	(542,757)	(544,710)

	(7,614,935)	(7,810,224)
	$ 592,700	$ 381,450

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 550,318	$ 640,398
	$ 550,318	$ 640,398

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 16,499
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	17,893	24,392

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,972,947 outstanding as of September 30, 2016 and March 31, 2016	899,308	982,053
General Partner	(366,883)	(366,047)
	532,425	616,006
	$ 550,318	$ 640,398

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 319,580	$ 353,832
	$ 319,580	$ 353,832

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 6,499
Accounts payable affiliates (Note C)	4,186,492	4,138,684
Capital contributions payable (Note D)	18,554	18,554
	4,205,046	4,163,737

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,605,200 outstanding as of September 30, 2016 and March 31, 2016	(3,536,383)	(3,461,578)
General Partner	(349,083)	(348,327)
	(3,885,466)	(3,809,905)
	$ 319,580	$ 353,832

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 224,269	$ 290,895
	$ 224,269	$ 290,895

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 13,999
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	7,500	13,999

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,071,200 outstanding as of September 30, 2016 and March 31, 2016	499,098	558,624
General Partner	(282,329)	(281,728)
	216,769	276,896
	$ 224,269	$ 290,895

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 808	$ 2,565
Other income	16,812	4,504
	17,620	7,069

Share of Income from Operating Partnerships(Note D)	170,961	434,761

Expenses
Professional fees	97,181	102,247
Fund management fee, net (Note C)	89,842	99,876
General and administrative expenses	97,198	29,574
	284,221	231,697

NET INCOME (LOSS)	$ (95,640)	$ 210,133

Net income (loss) allocated to limited assignees	$ (94,683)	$ 208,032

Net income (loss) allocated to general partner	$ (957)	$ 2,101

Net income (loss) per BAC	$ .00	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 15

	2016	2015

Income
Interest income	$ 114	$ 252
Other income	321	321
	435	573

Share of Income from Operating Partnerships(Note D)	-	9,322

Expenses
Professional fees	22,614	23,168
Fund management fee, net (Note C)	5,777	6,527
General and administrative expenses	18,031	5,561
	46,422	35,256

NET INCOME (LOSS)	$ (45,987)	$ (25,361)

Net income (loss) allocated to limited assignees	$ (45,527)	$ (25,107)

Net income (loss) allocated to general partner	$ (460)	$ (254)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2016	2015

Income
Interest income	$ 258	$ 136
Other income	-	-
	258	136

Share of Income from Operating Partnerships(Note D)	168,461	243,000

Expenses
Professional fees	22,397	26,161
Fund management fee, net (Note C)	31,815	37,720
General and administrative expenses	23,787	6,775
	77,999	70,656

NET INCOME (LOSS)	$ 90,720	$ 172,480

Net income (loss) allocated to limited assignees	$ 89,813	$ 170,755

Net income (loss) allocated to general partner	$ 907	$ 1,725

Net income (loss) per BAC	$ .02	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2016	2015

Income
Interest income	$ 272	$ 1,518
Other income	2,558	4,183
	2,830	5,701

Share of Income from Operating Partnerships(Note D)	2,500	167,145

Expenses
Professional fees	20,211	19,173
Fund management fee, net (Note C)	22,603	23,632
General and administrative expenses	20,654	6,406
	63,468	49,211

NET INCOME (LOSS)	$ (58,138)	$ 123,635

Net income (loss) allocated to limited assignees	$ (57,557)	$ 122,399

Net income (loss) allocated to general partner	$ (581)	$ 1,236

Net income (loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 18

	2016	2015

Income
Interest income	$ 78	$ 152
Other income	13,933	-
	14,011	152

Share of Income from Operating Partnerships(Note D)	-	15,294

Expenses
Professional fees	17,460	20,228
Fund management fee, net (Note C)	22,354	23,204
General and administrative expenses	16,058	5,109
	55,872	48,541

NET INCOME (LOSS)	$ (41,861)	$ (33,095)

Net income (loss) allocated to limited assignees	$ (41,442)	$ (32,764)

Net income (loss) allocated to general partner	$ (419)	$ (331)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2016	2015

Income
Interest income	$ 86	$ 507
Other income	-	-
	86	507

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,499	13,517
Fund management fee, net (Note C)	7,293	8,793
General and administrative expenses	18,668	5,723
	40,460	28,033

NET INCOME (LOSS)	$ (40,374)	$ (27,526)

Net income (loss) allocated to limited assignees	$ (39,970)	$ (27,251)

Net income (loss) allocated to general partner	$ (404)	$ (275)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 1,616	$ 3,842
Other income	26,440	21,125
	28,056	24,967

Share of Income from Operating Partnerships(Note D)	318,584	6,285,489

Expenses
Professional fees	123,483	128,887
Fund management fee, net (Note C)	172,181	109,688
General and administrative expenses	135,499	46,963
	431,163	285,538

NET INCOME (LOSS)	$ (84,523)	$ 6,024,918

Net income (loss) allocated to limited assignees	$ (83,678)	$ 5,964,669

Net income (loss) allocated to general partner	$ (845)	$ 60,249

Net income (loss) per BAC	$ (.00)	$ .27

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2016	2015

Income
Interest income	$ 262	$ 437
Other income	321	321
	583	758

Share of Income from Operating Partnerships(Note D)	-	335,091

Expenses
Professional fees	28,518	29,288
Fund management fee, net (Note C)	8,092	(51,509)
General and administrative expenses	24,516	8,927
	61,126	(13,294)

NET INCOME (LOSS)	$ (60,543)	$ 349,143

Net income (loss) allocated to limited assignees	$ (59,938)	$ 345,652

Net income (loss) allocated to general partner	$ (605)	$ 3,491

Net income (loss) per BAC	$ (.02)	$ .09

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2016	2015

Income
Interest income	$ 470	$ 257
Other income	603	401
	1,073	658

Share of Income from Operating Partnerships(Note D)	316,084	243,000

Expenses
Professional fees	28,896	32,941
Fund management fee, net (Note C)	61,010	76,010
General and administrative expenses	31,962	10,729
	121,868	119,680

NET INCOME (LOSS)	$ 195,289	$ 123,978

Net income (loss) allocated to limited assignees	$ 193,336	$ 122,738

Net income (loss) allocated to general partner	$ 1,953	$ 1,240

Net income (loss) per BAC	$ .04	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2016	2015

Income
Interest income	$ 542	$ 1,832
Other income	11,500	20,320
	12,042	22,152

Share of Income from Operating Partnerships(Note D)	2,500	5,692,104

Expenses
Professional fees	25,267	24,303
Fund management fee, net (Note C)	42,535	21,943
General and administrative expenses	30,321	10,002
	98,123	56,248

NET INCOME (LOSS)	$ (83,581)	$ 5,658,008

Net income (loss) allocated to limited assignees	$ (82,745)	$ 5,601,428

Net income (loss) allocated to general partner	$ (836)	$ 56,580

Net income (loss) per BAC	$ (.02)	$ 1.12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2016	2015

Income
Interest income	$ 163	$ 309
Other income	13,933	-
	14,096	309

Share of Income from Operating Partnerships(Note D)	-	15,294

Expenses
Professional fees	22,482	25,358
Fund management fee, net (Note C)	45,208	46,408
General and administrative expenses	21,967	8,245
	89,657	80,011

NET INCOME (LOSS)	$ (75,561)	$ (64,408)

Net income (loss) allocated to limited assignees	$ (74,805)	$ (63,764)

Net income (loss) allocated to general partner	$ (756)	$ (644)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2016	2015

Income
Interest income	$ 179	$ 1,007
Other income	83	83
	262	1,090

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	18,320	16,997
Fund management fee, net (Note C)	15,336	16,836
General and administrative expenses	26,733	9,060
	60,389	42,893

NET INCOME (LOSS)	$ (60,127)	$ (41,803)

Net income (loss) allocated to limited assignees	$ (59,526)	$ (41,385)

Net income (loss) allocated to general partner	$ (601)	$ (418)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(11,735,510)	$ (1,892,004)	$(13,627,514)

Net income (loss)	(83,678)	(845)	(84,523)

Partners' capital (deficit), September 30, 2016	$(11,819,188)	$ (1,892,849)	$(13,712,037)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2016	$ (2,549,095)	$ (351,192)	$ (2,900,287)

Net income (loss)	(59,938)	(605)	(60,543)

Partners' capital (deficit), September 30, 2016	$ (2,609,033)	$ (351,797)	$ (2,960,830)

Series 16
Partners' capital (deficit) April 1, 2016	$ (7,265,514)	$ (544,710)	$ (7,810,224)

Net income (loss)	193,336	1,953	195,289

Partners' capital (deficit), September 30, 2016	$ (7,072,178)	$ (542,757)	$ (7,614,935)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2016	$ 982,053	$ (366,047)	$ 616,006

Net income (loss)	(82,745)	(836)	(83,581)

Partners' capital (deficit), September 30, 2016	$ 899,308	$ (366,883)	$ 532,425

Series 18
Partners' capital (deficit) April 1, 2016	$ (3,461,578)	$ (348,327)	$ (3,809,905)

Net income (loss)	(74,805)	(756)	(75,561)

Partners' capital (deficit), September 30, 2016	$ (3,536,383)	$ (349,083)	$ (3,885,466)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2016	$ 558,624	$ (281,728)	$ 276,896

Net income (loss)	(59,526)	(601)	(60,127)

Partners' capital (deficit), September 30, 2016	$ 499,098	$ (282,329)	$ 216,769

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (84,523)	$ 6,024,918
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(318,584)	(6,285,489)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(36,982)	12,750
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	142,818	(545,696)

Net cash (used in) provided by operating activities	(297,271)	(791,317)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	268,576	6,640,778

Net cash provided by investing activities	268,576	6,640,778

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,695)	5,849,461

Cash and cash equivalents, beginning	1,783,433	2,523,234

Cash and cash equivalents, ending	$ 1,754,738	$ 8,372,695

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (60,543)	$ 349,143
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(335,091)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,498)	5,750
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	18,054	(245,833)

Net cash (used in) provided by operating activities	(48,987)	(226,031)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	335,091

Net cash provided by investing activities	-	335,091

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,987)	109,060

Cash and cash equivalents, beginning	116,858	414,859

Cash and cash equivalents, ending	$ 67,871	$ 523,919

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ 195,289	$ 123,978
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(316,084)	(243,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,987)	7,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	76,956	7,843

Net cash (used in) provided by operating activities	(54,826)	(104,179)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	266,076	243,000

Net cash provided by investing activities	266,076	243,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	211,250	138,821

Cash and cash equivalents, beginning	381,450	221,108

Cash and cash equivalents, ending	$ 592,700	$ 359,929

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 17

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (83,581)	$ 5,658,008
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(2,500)	(5,692,104)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	-
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	-	(50,225)

Net cash (used in) provided by operating activities	(92,580)	(82,121)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,500	5,692,104

Net cash provided by investing activities	2,500	5,692,104

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,080)	5,609,983

Cash and cash equivalents, beginning	640,398	197,779

Cash and cash equivalents, ending	$ 550,318	$ 5,807,762

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 18

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (75,561)	$ (64,408)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(15,294)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	47,808	(257,481)

Net cash (used in) provided by operating activities	(34,252)	(337,183)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	370,583

Net cash provided by investing activities	-	370,583

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,252)	33,400

Cash and cash equivalents, beginning	353,832	306,518

Cash and cash equivalents, ending	$ 319,580	$ 339,918

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 19

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (60,127)	$ (41,803)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(66,626)	(41,803)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,626)	(41,803)

Cash and cash equivalents, beginning	290,895	1,382,970

Cash and cash equivalents, ending	$ 224,269	$ 1,341,167

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2016

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of September 30, 2016, 3,848,900 BACs in Series 15, 5,404,500 BACs in Series 16, 4,972,947 BACs in Series 17, 3,605,200 BACs in Series 18, and 4,071,200 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2016 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2016

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ 9,027	$ 13,511
Series 16	33,735	44,070
Series 17	21,603	26,532
Series 18	23,904	23,904
Series 19	8,793	8,793
	$ 97,062	$116,810

The fund management fees paid for the three months ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ 278,475
Series 16	-	82,001
Series 17	21,603	26,532
Series 18	-	305,289
Series 19	8,793	8,793
	$ 30,396	$ 701,090

The fund management fees paid for the six months ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ 278,475
Series 16	-	82,001
Series 17	43,632	113,915
Series 18	-	305,289
Series 19	17,586	17,586
	$ 61,218	$ 797,266

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2016 and 2015, the Fund had limited partnership interests in 57 and 62 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2016 and 2015 is as follows:

	2016	2015
Series 15	14	15
Series 16	17	20
Series 17	8	9
Series 18	12	12
Series 19	6	6
	57	62

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ -
Series 16	-	50,008
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 76,455

During the six months ended September 30, 2016 the Fund disposed of four Operating Partnerships. A summary of the dispositions by Series for September 30, 2016 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 15	-	-	$-	$-
Series 16	2	1	266,076	316,084
Series 17	1	-	2,500	2,500
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	3	1	$268,576	$318,584

* Fund proceeds from disposition does not include $50,008 which was due to a writeoff of capital contribution payable in Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2016.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2016	2015

Revenues
Rental	$ 5,211,464	$ 6,316,814
Interest and other	101,215	131,891

	5,312,679	6,448,705

Expenses
Interest	633,554	784,026
Depreciation and amortization	1,291,363	1,657,094
Operating expenses	4,190,981	4,750,149
	6,115,898	7,191,269

NET LOSS	$ (803,219)	$ (742,564)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (795,185)	$ (735,137)

Net loss allocated to other Partners	$ (8,034)	$ (7,427)

* Amounts include $795,185 and $735,137 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2016	2015

Revenues
Rental	$ 1,174,081	$ 1,349,023
Interest and other	26,849	30,803

	1,200,930	1,379,826

Expenses
Interest	154,795	182,807
Depreciation and amortization	279,803	339,402
Operating expenses	885,807	1,038,780
	1,320,405	1,560,989

NET LOSS	$ (119,475)	$ (181,163)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (118,280)	$ (179,351)

Net loss allocated to other Partners	$ (1,195)	$ (1,812)

* Amounts include $118,280 and $179,351 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2016	2015

Revenues
Rental	$ 1,639,035	$ 2,336,187
Interest and other	24,810	39,794

	1,663,845	2,375,981

Expenses
Interest	197,987	295,892
Depreciation and amortization	366,909	598,462
Operating expenses	1,318,902	1,631,545
	1,883,798	2,525,899

NET LOSS	$ (219,953)	$ (149,918)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (217,753)	$ (148,419)

Net loss allocated to other Partners	$ (2,200)	$ (1,499)

* Amounts include $217,753 and $148,419 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2016	2015

Revenues
Rental	$ 1,026,457	$ 1,221,132
Interest and other	17,039	21,168

	1,043,496	1,242,300

Expenses
Interest	106,241	145,301
Depreciation and amortization	314,896	362,917
Operating expenses	800,813	915,707
	1,221,950	1,423,925

NET LOSS	$ (178,454)	$ (181,625)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (176,668)	$ (179,808)

Net loss allocated to other Partners	$ (1,786)	$ (1,817)

* Amounts include $176,668 and $179,808 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2016	2015

Revenues
Rental	$ 999,311	$ 1,040,147
Interest and other	21,479	30,360

	1,020,790	1,070,507

Expenses
Interest	128,750	110,648
Depreciation and amortization	247,517	284,019
Operating expenses	861,838	840,923
	1,238,105	1,235,590

NET LOSS	$ (217,315)	$ (165,083)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (215,142)	$ (163,432)

Net loss allocated to other Partners	$ (2,173)	$ (1,651)

* Amounts include $215,142 and $163,432 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2016	2015

Revenues
Rental	$ 372,580	$ 370,325
Interest and other	11,038	9,766

	383,618	380,091

Expenses
Interest	45,781	49,378
Depreciation and amortization	82,238	72,294
Operating expenses	323,621	323,194
	451,640	444,866

NET LOSS	$ (68,022)	$ (64,775)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (67,342)	$ (64,127)

Net loss allocated to other Partners	$ (680)	$ (648)

* Amounts include $67,342 and $64,127 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016
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

NOTE G - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes.  Management evaluated the activity of the Fund through the date the financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2016 were $97,062 and total fund management fees accrued as of September 30, 2016 were $15,416,582. During the three months ended September 30, 2016, $30,396 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended September 30, 2016, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2016.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 47 of the Operating Partnerships.

During the quarter ended September 30, 2016, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2016.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 41 of the Operating Partnerships.

During the quarter ended September 30, 2016, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of September 30, 2016. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended September 30, 2016, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2016. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended September 30, 2016, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2016.

Results of Operations

As of September 30, 2016 and 2015, the Fund held limited partnership interests in 57 and 62 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2016 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 9,027	$ 3,250	$ 5,777
Series 16	33,735	1,920	31,815
Series 17	21,603	(1,000)	22,603
Series 18	23,904	1,550	22,354
Series 19	8,793	1,500	7,293
	$ 97,062	$ 7,220	$ 89,842

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 18,054	$ 9,962	$ 8,092
Series 16	76,956	15,946	61,010
Series 17	43,632	1,097	42,535
Series 18	47,808	2,600	45,208
Series 19	17,586	2,250	15,336
	$204,036	$ 31,855	$ 172,181

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 15 reflects a net loss from Operating Partnerships of $(119,475) and $(181,163), respectively, which includes depreciation and amortization of $279,803 and $339,402, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Beckwood Manor Eight Limited Partnership

Sunset Square Limited Partnership

University Meadows L.D.H.A. Limited Partnership

Series 16

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 16 reflects a net loss from Operating Partnerships of $(219,953) and $(149,918), respectively, which includes depreciation and amortization of $366,909 and $598,462, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In June 2016, the investment general partner of Series 16 and Boston Capital Tax Credit Fund IV - Series 23 transferred their respective interests in Mid City Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,890,361 and cash proceeds to the investment partnerships of $124,955 and $4,545, for Series 16 and Series 23, respectively. Of the total proceeds received, $27,340 and $995, for Series 16 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $97,615 and $3,550, for Series 16 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $97,615 and $3,550, for Series 16 and Series 23, respectively, as of June 30, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $50,008 for Series 16 was recorded as gain on the transfer of the Operating Partnership as of June 30, 2016.

In July 2016, the investment general partner transferred its interest in Stony Ground Villas, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,254,826 and cash proceeds to the investment partnership of $30,000. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $27,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $27,000 as of September 30, 2016.

In September 2016, the investment general partner sold its interest in Idabel Properties, Limited Partnership to an entity affiliated with the operating general partner. The sales price of the property was $1,359,124, which included the outstanding mortgage balance of approximately $1,215,163 and cash proceeds to the investment partnership of $143,961. Of the total proceeds received by the investment partnership, $2,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $141,461 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $141,461 as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties, Limited Partnership

Series 17

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%.  The series had a total of 8 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 17 reflects a net loss from Operating Partnerships of $(178,454) and $(181,625), respectively, which includes depreciation and amortization of $314,896 and $362,917, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 2016, the investment general partner transferred its interest in White Castle Senior Citizen Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $703,433 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,500 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $2,500 as of September 30, 2016.

Series 18

As of September 30, 2016 and 2015 the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 18 reflects a net loss from Operating Partnerships of $(217,315) and $(165,083), respectively, which includes depreciation and amortization of $247,517 and $284,019, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Humboldt I, Limited Partnership

Marengo Park Apartments, Limited Partnership

Natchitoches Elderly Apartments, A Louisiana Partnership

Vivian Elderly Apartments, A Louisiana Partnership

Series 19

As of September 30, 2016 and 2015 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 19 reflects a net loss from Operating Partnerships of $(68,022) and $(64,775), respectively, which includes depreciation and amortization of $82,238 and $72,294, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 14, 2016	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2016	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2016	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal