Form 10-Q
period 2016-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2017-02-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-20
Condensed Statements of Changes in Partners' Capital (Deficit)	21-24
Condensed Statements of Cash Flows	25-30
Notes to Condensed Financial Statements	31-43

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	44-56

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	57

Signatures	58

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 1,777,153	$ 1,783,433
	$ 1,777,153	$ 1,783,433

LIABILITIES

Accounts payable & accrued expenses	$ 30,246	$ 60,728
Accounts payable affiliates (Note C)	15,480,101	15,273,764
Capital contributions payable (Note D)	26,447	76,455
	15,536,794	15,410,947

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,902,747 outstanding as of December 31, 2016 and March 31, 2016	(11,866,315)	(11,735,510)
General Partner	(1,893,326)	(1,892,004)
	(13,759,641)	(13,627,514)
	$ 1,777,153	$ 1,783,433

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 75,967	$ 116,858
	$ 75,967	$ 116,858

LIABILITIES

Accounts payable & accrued expenses	$ 8,246	$ 12,744
Accounts payable affiliates (Note C)	3,031,482	3,004,401
Capital contributions payable (Note D)	-	-
	3,039,728	3,017,145

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,848,900 outstanding as of December 31, 2016 and March 31, 2016	(2,611,934)	(2,549,095)
General Partner	(351,827)	(351,192)
	(2,963,761)	(2,900,287)
	$ 75,967	$ 116,858

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 581,511	$ 381,450
	$ 581,511	$ 381,450

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 10,987
Accounts payable affiliates (Note C)	8,238,223	8,130,679
Capital contributions payable (Note D)	-	50,008
	8,238,223	8,191,674

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,404,500 outstanding as of December 31, 2016 and March 31, 2016	(7,113,537)	(7,265,514)
General Partner	(543,175)	(544,710)

	(7,656,712)	(7,810,224)
	$ 581,511	$ 381,450

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 587,737	$ 640,398
	$ 587,737	$ 640,398

LIABILITIES

Accounts payable & accrued expenses	$ 14,500	$ 16,499
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	22,393	24,392

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,972,947 outstanding as of December 31, 2016 and March 31, 2016	931,898	982,053
General Partner	(366,554)	(366,047)
	565,344	616,006
	$ 587,737	$ 640,398

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 324,264	$ 353,832
	$ 324,264	$ 353,832

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 6,499
Accounts payable affiliates (Note C)	4,210,396	4,138,684
Capital contributions payable (Note D)	18,554	18,554
	4,228,950	4,163,737

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,605,200 outstanding as of December 31, 2016 and March 31, 2016	(3,555,411)	(3,461,578)
General Partner	(349,275)	(348,327)
	(3,904,686)	(3,809,905)
	$ 324,264	$ 353,832

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$ 207,674	$ 290,895
	$ 207,674	$ 290,895

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 13,999
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	7,500	13,999

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,071,200 outstanding as of December 31, 2016 and March 31, 2016	482,669	558,624
General Partner	(282,495)	(281,728)
	200,174	276,896
	$ 207,674	$ 290,895

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2016	2015

Income
Interest income	$ 712	$ 2,367
Other income	4,565	12,123
	5,277	14,490

Share of Income from Operating Partnerships(Note D)	83,978	130,600

Expenses
Professional fees	13,916	27,024
Fund management fee, net (Note C)	79,509	44,758
General and administrative expenses	43,434	44,574
	136,859	116,356

NET INCOME (LOSS)	$ (47,604)	$ 28,734

Net income (loss) allocated to limited assignees	$ (47,128)	$ 28,446

Net income (loss) allocated to general partner	$ (476)	$ 288

Net income (loss) per BAC	$ .00	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 15

	2016	2015

Income
Interest income	$ 9	$ 209
Other income	-	-
	9	209

Share of Income from Operating Partnerships(Note D)	16,000	130,600

Expenses
Professional fees	1,456	14,049
Fund management fee, net (Note C)	9,027	9,573
General and administrative expenses	8,456	8,692
	18,939	32,314

NET INCOME (LOSS)	$ (2,930)	$ 98,495

Net income (loss) allocated to limited assignees	$ (2,901)	$ 97,510

Net income (loss) allocated to general partner	$ (29)	$ 985

Net income (loss) per BAC	$ (.00)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2016	2015

Income
Interest income	$ 293	$ 183
Other income	-	-
	293	183

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,015	1,751
Fund management fee, net (Note C)	29,280	(8,942)
General and administrative expenses	10,775	11,293
	42,070	4,102

NET INCOME (LOSS)	$ (41,777)	$ (3,919)

Net income (loss) allocated to limited assignees	$ (41,359)	$ (3,880)

Net income (loss) allocated to general partner	$ (418)	$ (39)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2016	2015

Income
Interest income	$ 285	$ 1,430
Other income	-	-
	285	1,430

Share of Income from Operating Partnerships(Note D)	67,978	-

Expenses
Professional fees	7,799	1,751
Fund management fee, net (Note C)	19,005	17,428
General and administrative expenses	8,540	9,284
	35,344	28,463

NET INCOME (LOSS)	$ 32,919	$ (27,033)

Net income (loss) allocated to limited assignees	$ 32,590	$ (26,763)

Net income (loss) allocated to general partner	$ 329	$ (270)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 18

	2016	2015

Income
Interest income	$ 46	$ 89
Other income	3,000	12,058
	3,046	12,147

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,260	7,722
Fund management fee, net (Note C)	13,404	20,504
General and administrative expenses	7,602	7,706
	22,266	35,932

NET INCOME (LOSS)	$ (19,220)	$ (23,785)

Net income (loss) allocated to limited assignees	$ (19,028)	$ (23,547)

Net income (loss) allocated to general partner	$ (192)	$ (238)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2016	2015

Income
Interest income	$ 79	$ 456
Other income	1,565	65
	1,644	521

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,386	1,751
Fund management fee, net (Note C)	8,793	6,195
General and administrative expenses	8,061	7,599
	18,240	15,545

NET INCOME (LOSS)	$ (16,596)	$ (15,024)

Net income (loss) allocated to limited assignees	$ (16,430)	$ (14,874)

Net income (loss) allocated to general partner	$ (166)	$ (150)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2016	2015

Income
Interest income	$ 2,327	$ 6,208
Other income	31,005	33,248
	33,332	39,456

Share of Income from Operating Partnerships(Note D)	402,562	6,416,089

Expenses
Professional fees	137,399	155,910
Fund management fee, net (Note C)	251,690	154,446
General and administrative expenses	178,932	91,537
	568,021	401,893

NET INCOME (LOSS)	$ (132,127)	$ 6,053,652

Net income (loss) allocated to limited assignees	$ (130,805)	$ 5,993,115

Net income (loss) allocated to general partner	$ (1,322)	$ 60,537

Net income (loss) per BAC	$ (.01)	$ .27

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2016	2015

Income
Interest income	$ 271	$ 646
Other income	321	321
	592	967

Share of Income from Operating Partnerships(Note D)	16,000	465,691

Expenses
Professional fees	29,974	43,336
Fund management fee, net (Note C)	17,119	(41,936)
General and administrative expenses	32,973	17,619
	80,066	19,019

NET INCOME (LOSS)	$ (63,474)	$ 447,639

Net income (loss) allocated to limited assignees	$ (62,839)	$ 443,163

Net income (loss) allocated to general partner	$ (635)	$ 4,476

Net income (loss) per BAC	$ (.02)	$ .11

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2016	2015

Income
Interest income	$ 763	$ 440
Other income	603	401
	1,366	841

Share of Income from Operating Partnerships(Note D)	316,084	243,000

Expenses
Professional fees	30,911	34,692
Fund management fee, net (Note C)	90,290	67,068
General and administrative expenses	42,737	22,022
	163,938	123,782

NET INCOME (LOSS)	$ 153,512	$ 120,059

Net income (loss) allocated to limited assignees	$ 151,977	$ 118,858

Net income (loss) allocated to general partner	$ 1,535	$ 1,201

Net income (loss) per BAC	$ .03	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2016	2015

Income
Interest income	$ 826	$ 3,261
Other income	11,500	20,320
	12,326	23,581

Share of Income from Operating Partnerships(Note D)	70,478	5,692,104

Expenses
Professional fees	33,066	26,054
Fund management fee, net (Note C)	61,540	39,371
General and administrative expenses	38,860	19,286
	133,466	84,711

NET INCOME (LOSS)	$ (50,662)	$ 5,630,974

Net income (loss) allocated to limited assignees	$ (50,155)	$ 5,574,664

Net income (loss) allocated to general partner	$ (507)	$ 56,310

Net income (loss) per BAC	$ (.01)	$ 1.12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2016	2015

Income
Interest income	$ 209	$ 398
Other income	16,933	12,058
	17,142	12,456

Share of Income from Operating Partnerships(Note D)	-	15,294

Expenses
Professional fees	23,742	33,080
Fund management fee, net (Note C)	58,612	66,912
General and administrative expenses	29,569	15,951
	111,923	115,943

NET INCOME (LOSS)	$ (94,781)	$ (88,193)

Net income (loss) allocated to limited assignees	$ (93,833)	$ (87,311)

Net income (loss) allocated to general partner	$ (948)	$ (882)

Net income (loss) per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2016	2015

Income
Interest income	$ 258	$ 1,463
Other income	1,648	148
	1,906	1,611

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	19,706	18,748
Fund management fee, net (Note C)	24,129	23,031
General and administrative expenses	34,793	16,659
	78,628	58,438

NET INCOME (LOSS)	$ (76,722)	$ (56,827)

Net income (loss) allocated to limited assignees	$ (75,955)	$ (56,259)

Net income (loss) allocated to general partner	$ (767)	$ (568)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(11,735,510)	$ (1,892,004)	$(13,627,514)

Net income (loss)	(130,805)	(1,322)	(132,127)

Partners' capital (deficit), December 31, 2016	$(11,866,315)	$ (1,893,326)	$(13,759,641)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2016	$ (2,549,095)	$ (351,192)	$ (2,900,287)

Net income (loss)	(62,839)	(635)	(63,474)

Partners' capital (deficit), December 31, 2016	$ (2,611,934)	$ (351,827)	$ (2,963,761)

Series 16
Partners' capital (deficit) April 1, 2016	$ (7,265,514)	$ (544,710)	$ (7,810,224)

Net income (loss)	151,977	1,535	153,512

Partners' capital (deficit), December 31, 2016	$ (7,113,537)	$ (543,175)	$ (7,656,712)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2016	$ 982,053	$ (366,047)	$ 616,006

Net income (loss)	(50,155)	(507)	(50,662)

Partners' capital (deficit), December 31, 2016	$ 931,898	$ (366,554)	$ 565,344

Series 18
Partners' capital (deficit) April 1, 2016	$ (3,461,578)	$ (348,327)	$ (3,809,905)

Net income (loss)	(93,833)	(948)	(94,781)

Partners' capital (deficit), December 31, 2016	$ (3,555,411)	$ (349,275)	$ (3,904,686)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2016	$ 558,624	$ (281,728)	$ 276,896

Net income (loss)	(75,955)	(767)	(76,722)

Partners' capital (deficit), December 31, 2016	$ 482,669	$ (282,495)	$ 200,174

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (132,127)	$ 6,053,652
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(402,562)	(6,416,089)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,482)	3,000
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	206,337	(1,102,863)

Net cash (used in) provided by operating activities	(358,834)	(1,460,100)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	352,554	6,771,378

Net cash provided by investing activities	352,554	6,771,378

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,280)	5,311,278

Cash and cash equivalents, beginning	1,783,433	2,523,234

Cash and cash equivalents, ending	$ 1,777,153	$ 7,834,512

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (63,474)	$ 447,639
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(16,000)	(465,691)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,498)	3,000
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	27,081	(234,760)

Net cash (used in) provided by operating activities	(56,891)	(249,812)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	16,000	465,691

Net cash provided by investing activities	16,000	465,691

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,891)	215,879

Cash and cash equivalents, beginning	116,858	414,859

Cash and cash equivalents, ending	$ 75,967	$ 630,738

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ 153,512	$ 120,059
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(316,084)	(243,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,987)	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	107,544	51,061

Net cash (used in) provided by operating activities	(66,015)	(71,880)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	266,076	243,000

Net cash provided by investing activities	266,076	243,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	200,061	171,120

Cash and cash equivalents, beginning	381,450	221,108

Cash and cash equivalents, ending	$ 581,511	$ 392,228

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (50,662)	$ 5,630,974
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(70,478)	(5,692,104)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,999)	-
Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	-	(685,587)

Net cash (used in) provided by operating activities	(123,139)	(744,517)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	70,478	5,692,104

Net cash provided by investing activities	70,478	5,692,104

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,661)	4,947,587

Cash and cash equivalents, beginning	640,398	197,779

Cash and cash equivalents, ending	$ 587,737	$ 5,145,366

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (94,781)	$ (88,193)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(15,294)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	71,712	(233,577)

Net cash (used in) provided by operating activities	(29,568)	(337,064)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	370,583

Net cash provided by investing activities	-	370,583

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,568)	33,519

Cash and cash equivalents, beginning	353,832	306,518

Cash and cash equivalents, ending	$ 324,264	$ 340,037

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2016	2015
Cash flows from operating activities:

Net Income (Loss)	$ (76,722)	$ (56,827)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,499)	-
Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(83,221)	(56,827)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,221)	(56,827)

Cash and cash equivalents, beginning	290,895	1,382,970

Cash and cash equivalents, ending	$ 207,674	$ 1,326,143

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2016

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of December 31, 2016, 3,848,900 BACs in Series 15, 5,404,500 BACs in Series 16, 4,972,947 BACs in Series 17, 3,605,200 BACs in Series 18, and 4,071,200 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2016 and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2016

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ 9,027	$ 11,073
Series 16	30,588	43,218
Series 17	19,005	20,528
Series 18	23,904	23,904
Series 19	8,793	8,793
	$ 91,317	$107,516

The fund management fees paid for the three months ended December 31, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ -
Series 16	-	-
Series 17	19,005	20,528
Series 18	-	-
Series 19	8,793	8,793
	$ 27,798	$ 29,321

The fund management fees paid for the nine months ended December 31, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ 278,475
Series 16	-	82,001
Series 17	62,637	134,443
Series 18	-	305,289
Series 19	26,379	26,379
	$ 89,016	$ 826,587

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2016 and 2015, the Fund had limited partnership interests in 53 and 61 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2016 and 2015 is as follows:

	2016	2015
Series 15	13	14
Series 16	17	20
Series 17	5	9
Series 18	12	12
Series 19	6	6
	53	61

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2016 and 2015 are as follows:

	2016	2015
Series 15	$ -	$ -
Series 16	-	50,008
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 76,455

During the nine months ended December 31, 2016 the Fund disposed of eight Operating Partnerships. A summary of the dispositions by Series for December 31, 2016 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 15	1	-	$16,000	$16,000
Series 16	2	1	266,076	316,084
Series 17	4	-	70,478	70,478
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	7	1	$352,554	$402,562

* Fund proceeds from disposition does not include $50,008 which was due to a writeoff of capital contribution payable in Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2016.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2016	2015

Revenues
Rental	$ 7,506,139	$ 9,263,250
Interest and other	147,012	203,300

	7,653,151	9,466,550

Expenses
Interest	932,548	1,168,758
Depreciation and amortization	1,853,875	2,434,100
Operating expenses	6,149,379	7,024,286
	8,935,802	10,627,144

NET LOSS	$(1,282,651)	$(1,160,594)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,269,824)	$(1,148,987)

Net loss allocated to other Partners	$ (12,827)	$ (11,607)

* Amounts include $1,269,824 and $1,148,987 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2016	2015

Revenues
Rental	$ 1,719,262	$ 1,920,483
Interest and other	37,981	53,372

	1,757,243	1,973,855

Expenses
Interest	229,928	265,459
Depreciation and amortization	412,170	470,927
Operating expenses	1,328,862	1,558,108
	1,970,960	2,294,494

NET LOSS	$ (213,717)	$ (320,639)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (211,580)	$ (317,433)

Net loss allocated to other Partners	$ (2,137)	$ (3,206)

* Amounts include $211,580 and $317,433 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2016	2015

Revenues
Rental	$ 2,427,322	$ 3,488,086
Interest and other	37,327	58,156

	2,464,649	3,546,242

Expenses
Interest	294,740	447,960
Depreciation and amortization	542,973	906,232
Operating expenses	2,039,847	2,458,162
	2,877,560	3,812,354

NET LOSS	$ (412,911)	$ (266,112)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (408,782)	$ (263,451)

Net loss allocated to other Partners	$ (4,129)	$ (2,661)

* Amounts include $408,782 and $263,451 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2016	2015

Revenues
Rental	$ 1,338,888	$ 1,743,912
Interest and other	22,541	31,147

	1,361,429	1,775,059

Expenses
Interest	138,838	202,066
Depreciation and amortization	411,864	529,955
Operating expenses	1,027,286	1,288,090
	1,577,988	2,020,111

NET LOSS	$ (216,559)	$ (245,052)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (214,392)	$ (242,600)

Net loss allocated to other Partners	$ (2,167)	$ (2,452)

* Amounts include $214,392 and $242,600 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2016	2015

Revenues
Rental	$ 1,462,067	$ 1,562,143
Interest and other	32,276	41,943

	1,494,343	1,604,086

Expenses
Interest	201,956	176,644
Depreciation and amortization	363,200	414,098
Operating expenses	1,262,933	1,237,380
	1,828,089	1,828,122

NET LOSS	$ (333,746)	$ (224,036)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (330,409)	$ (221,796)

Net loss allocated to other Partners	$ (3,337)	$ (2,240)

* Amounts include $330,409 and $221,796 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2016	2015

Revenues
Rental	$ 558,600	$ 548,626
Interest and other	16,887	18,682

	575,487	567,308

Expenses
Interest	67,086	76,629
Depreciation and amortization	123,668	112,888
Operating expenses	490,451	482,546
	681,205	672,063

NET LOSS	$ (105,718)	$ (104,755)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (104,661)	$ (103,707)

Net loss allocated to other Partners	$ (1,057)	$ (1,048)

* Amounts include $104,661 and $103,707 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016
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
December 31, 2016
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2016 were $91,317 and total fund management fees accrued as of December 31, 2016 were $15,480,101. During the three months ended December 31, 2016, $27,798 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 55 of the Operating Partnerships.

During the quarter ended December 31, 2016, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2016.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 47 of the Operating Partnerships.

During the quarter ended December 31, 2016, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2016.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 44 of the Operating Partnerships.

During the quarter ended December 31, 2016, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of December 31, 2016. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended December 31, 2016, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2016. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended December 31, 2016, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2016.

Results of Operations

As of December 31, 2016 and 2015, the Fund held limited partnership interests in 53 and 61 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2016 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 9,027	$ -	$ 9,027
Series 16	30,588	1,308	29,280
Series 17	19,005	-	19,005
Series 18	23,904	10,500	13,404
Series 19	8,793	-	8,793
	$ 91,317	$ 11,808	$ 79,509

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 27,081	$ 9,962	$ 17,119
Series 16	107,544	17,254	90,290
Series 17	62,637	1,097	61,540
Series 18	71,712	13,100	58,612
Series 19	26,379	2,250	24,129
	$295,353	$ 43,663	$ 251,690

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%.  The series had a total of 13 properties December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 15 reflects a net loss from Operating Partnerships of $(213,717) and $(320,639), respectively, which includes depreciation and amortization of $412,170 and $470,927, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2015, the investment general partner transferred its interest in East Machias Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $943,748 and cash proceeds to the investment partnership of $2,072. The total proceeds of approximately $2,072 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $2,072 as of September 30, 2015.

In December 2015, the investment general partner transferred its interest in P.D.C Fifty Five LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,153,060 and cash proceeds to the investment partnership of $133,600. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $130,600 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $130,600 as of December 31, 2015.

In December 2016, the investment general partner transferred its interest in Rio Mimbres II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $696,452 and cash proceeds to the investment partnership of $18,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $16,000 as of December 31, 2016.

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

Beckwood Manor Eight Limited Partnership

Sunset Square Limited Partnership

University Meadows L.D.H.A. Limited Partnership

Series 16

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 16 reflects a net loss from Operating Partnerships of $(412,911) and $(266,112), respectively, which includes depreciation and amortization of $542,973 and $906,232, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Anson Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties, Limited Partnership

Series 17

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%.  The series had a total of 5 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 17 reflects a net loss from Operating Partnerships of $(216,559) and $(245,052), respectively, which includes depreciation and amortization of $411,864 and $529,955, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In October 2016, the investment general partner transferred its interest in Waynesburg House LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,342,784 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $4,522 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $10,478 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $10,478 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Glenridge Housing Associates, a Washington Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,846,705 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $48,000 were returned to cash reserves held by Series 17 The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $48,000 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Pinehurst Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $706,465 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,500 were returned to cash reserves held by Series 17 The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $9,500 as of December 31, 2016.

Series 18

As of December 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 18 reflects a net loss from Operating Partnerships of $(333,746) and $(224,036), respectively, which includes depreciation and amortization of $363,200 and $414,098, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Marengo Park Apartments, Limited Partnership

Natchitoches Elderly Apartments, A Louisiana Partnership

Vivian Elderly Apartments, A Louisiana Partnership

Series 19

As of December 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 19 reflects a net loss from Operating Partnerships of $(105,718) and $(104,755), respectively, which includes depreciation and amortization of $123,668 and $112,888, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 13, 2017	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2017	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:SIGNATURE:	TITLE:

February 13, 2017	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal