Form 10-Q
period 2017-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2017-08-11
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated Filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)
Smaller Reporting Company ☒
Emerging Growth Company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-19
Condensed Statements of Cash Flows	20-25
Notes to Condensed Financial Statements	26-38

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	39-49

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Mine Safety Disclosures	50

Item 5. Other Information	50

Item 6. Exhibits	50

Signatures	51

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$ 2,006,839	$ 1,460,257
	$ 2,006,839	$ 1,460,257

LIABILITIES

Accounts payable & accrued expenses	$ 1,308	$ 27,746
Accounts payable affiliates (Note C)	15,216,239	15,299,405
Capital contributions payable (Note D)	26,447	26,447
	15,243,994	15,353,598

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,843,147 outstanding as of June 30, 2017 and March 31, 2017	(11,349,054)	(11,998,679)
General Partner	(1,888,101)	(1,894,662)
	(13,237,155)	(13,893,341)
	$ 2,006,839	$ 1,460,257

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$ 151,091	$ 64,641
	$ 151,091	$ 64,641

LIABILITIES

Accounts payable & accrued expenses	$ 1,146	$ 6,246
Accounts payable affiliates (Note C)	3,031,299	3,039,294
Capital contributions payable (Note D)	-	-
	3,032,445	3,045,540

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,830,900 outstanding as of June 30, 2017 and March 31, 2017	(2,530,351)	(2,628,901)
General Partner	(351,003)	(351,998)
	(2,881,354)	(2,980,899)
	$ 151,091	$ 64,641

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$ 329,053	$ 327,901
	$ 329,053	$ 327,901

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	7,927,834	8,025,811
Capital contributions payable (Note D)	-	-
	7,927,834	8,025,811

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,392,500 outstanding as of June 30, 2017 and March 31, 2017	(7,056,185)	(7,154,323)
General Partner	(542,596)	(543,587)

	(7,598,781)	(7,697,910)
	$ 329,053	$ 327,901

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$ 540,223	$ 559,787
	$ 540,223	$ 559,787

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 14,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	7,893	21,893

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,962,947 outstanding as of June 30, 2017 and March 31, 2017	899,214	904,722
General Partner	(366,884)	(366,828)
	532,330	537,894
	$ 540,223	$ 559,787

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$ 820,187	$ 318,027
	$ 820,187	$ 318,027

LIABILITIES

Accounts payable & accrued expenses	$ 162	$ -
Accounts payable affiliates (Note C)	4,257,106	4,234,300
Capital contributions payable (Note D)	18,554	18,554
	4,275,822	4,252,854

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,598,100 outstanding as of June 30, 2017 and March 31, 2017	(3,110,851)	(3,585,251)
General Partner	(344,784)	(349,576)
	(3,455,635)	(3,934,827)
	$ 820,187	$ 318,027

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2017	March 31, 2017
ASSETS

Cash and cash equivalents	$ 166,285	$ 189,901
	$ 166,285	$ 189,901

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,058,700 outstanding as of June 30, 2017 and March 31, 2017	449,119	465,074
General Partner	(282,834)	(282,673)
	166,285	182,401
	$ 166,285	$ 189,901

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2017	2016

Income
Interest income	$ 696	$ 810
Other income	12,038	9,629
	12,734	10,439

Share of Income from Operating Partnerships(Note D)	743,423	147,623

Expenses
Professional fees	22,050	26,302
Fund management fee, net (Note C)	56,397	82,339
General and administrative expenses	21,524	38,299
	99,971	146,940

NET INCOME (LOSS)	$ 656,186	$ 11,122

Net income (loss) allocated to limited assignees	$ 649,625	$ 11,011

Net income (loss) allocated to general partner	$ 6,561	$ 111

Net income (loss) per BAC	$ .03	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 15

	2017	2016

Income
Interest income	$ 12	$ 148
Other income	-	-
	12	148

Share of Income from Operating Partnerships(Note D)	109,786	-

Expenses
Professional fees	4,725	5,904
Fund management fee, net (Note C)	1,293	2,315
General and administrative expenses	4,235	6,486
	10,253	14,705

NET INCOME (LOSS)	$ 99,545	$ (14,557)

Net income (loss) allocated to limited assignees	$ 98,550	$ (14,411)

Net income (loss) allocated to general partner	$ 995	$ (146)

Net income (loss) per BAC	$ .03	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2017	2016

Income
Interest income	$ 271	$ 213
Other income	80	603
	351	816

Share of Income from Operating Partnerships(Note D)	124,933	147,623

Expenses
Professional fees	5,775	6,499
Fund management fee, net (Note C)	15,540	29,195
General and administrative expenses	4,840	8,175
	26,155	43,869

NET INCOME (LOSS)	$ 99,129	$ 104,570

Net income (loss) allocated to limited assignees	$ 98,138	$ 103,524

Net income (loss) allocated to general partner	$ 991	$ 1,046

Net income (loss) per BAC	$ .02	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2017	2016

Income
Interest income	$ 292	$ 270
Other income	11,958	8,943
	12,250	9,213

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,850	5,056
Fund management fee, net (Note C)	9,514	19,932
General and administrative expenses	4,450	9,665
	17,814	34,653

NET INCOME (LOSS)	$ (5,564)	$ (25,440)

Net income (loss) allocated to limited assignees	$ (5,508)	$ (25,186)

Net income (loss) allocated to general partner	$ (56)	$ (254)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 18

	2017	2016

Income
Interest income	$ 99	$ 85
Other income	-	-
	99	85

Share of Income from Operating Partnerships(Note D)	508,704	-

Expenses
Professional fees	4,375	5,022
Fund management fee, net (Note C)	21,257	22,854
General and administrative expenses	3,979	5,909
	29,611	33,785

NET INCOME (LOSS)	$ 479,192	$ (33,700)

Net income (loss) allocated to limited assignees	$ 474,400	$ (33,363)

Net income (loss) allocated to general partner	$ 4,792	$ (337)

Net income (loss) per BAC	$ .13	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2017	2016

Income
Interest income	$ 22	$ 94
Other income	-	83
	22	177

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,325	3,821
Fund management fee, net (Note C)	8,793	8,043
General and administrative expenses	4,020	8,064
	16,138	19,928

NET INCOME (LOSS)	$ (16,116)	$ (19,751)

Net income (loss) allocated to limited assignees	$ (15,955)	$ (19,553)

Net income (loss) allocated to general partner	$ (161)	$ (198)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2017	$(11,998,679)	$ (1,894,662)	$(13,893,341)

Net income (loss)	649,625	6,561	656,186

Partners' capital (deficit), June 30, 2017	$(11,349,054)	$ (1,888,101)	$(13,237,155)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2017	$ (2,628,901)	$ (351,998)	$ (2,980,899)

Net income (loss)	98,550	995	99,545

Partners' capital (deficit), June 30, 2017	$ (2,530,351)	$ (351,003)	$ (2,881,354)

Series 16
Partners' capital (deficit) April 1, 2017	$ (7,154,323)	$ (543,587)	$ (7,697,910)

Net income (loss)	98,138	991	99,129

Partners' capital (deficit), June 30, 2017	$ (7,056,185)	$ (542,596)	$ (7,598,781)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2017	$ 904,722	$ (366,828)	$ 537,894

Net income (loss)	(5,508)	(56)	(5,564)

Partners' capital (deficit), June 30, 2017	$ 899,214	$ (366,884)	$ 532,330

Series 18
Partners' capital (deficit) April 1, 2017	$ (3,585,251)	$ (349,576)	$ (3,934,827)

Net income (loss)	474,400	4,792	479,192

Partners' capital (deficit), June 30, 2017	$ (3,110,851)	$ (344,784)	$ (3,455,635)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2017	$ 465,074	$ (282,673)	$ 182,401

Net income (loss)	(15,955)	(161)	(16,116)

Partners' capital (deficit), June 30, 2017	$ 449,119	$ (282,834)	$ 166,285

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 656,186	$ 11,122
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(743,423)	(147,623)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(26,438)	(5,154)
(Decrease) Increase in accounts payable affiliates	(83,166)	76,152

Net cash (used in) provided by operating activities	(196,841)	(65,503)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	743,423	97,615

Net cash provided by investing activities	743,423	97,615

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	546,582	32,112

Cash and cash equivalents, beginning	1,460,257	1,783,433

Cash and cash equivalents, ending	$ 2,006,839	$ 1,815,545

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 99,545	$ (14,557)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(109,786)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,100)	(6,498)
(Decrease) Increase in accounts payable affiliates	(7,995)	9,027

Net cash (used in) provided by operating activities	(23,336)	(12,028)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	109,786	-

Net cash provided by investing activities	109,786	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,450	(12,028)

Cash and cash equivalents, beginning	64,641	116,858

Cash and cash equivalents, ending	$ 151,091	$ 104,830

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 99,129	$ 104,570
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(124,933)	(147,623)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	20,841
(Decrease) Increase in accounts payable affiliates	(97,977)	43,221

Net cash (used in) provided by operating activities	(123,781)	21,009

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	124,933	97,615

Net cash provided by investing activities	124,933	97,615

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,152	118,624

Cash and cash equivalents, beginning	327,901	381,450

Cash and cash equivalents, ending	$ 329,053	$ 500,074

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 17

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ (5,564)	$ (25,440)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(14,000)	(6,499)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(19,564)	(31,939)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,564)	(31,939)

Cash and cash equivalents, beginning	559,787	640,398

Cash and cash equivalents, ending	$ 540,223	$ 608,459

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 18

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 479,192	$ (33,700)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(508,704)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	162	(6,499)
(Decrease) Increase in accounts payable affiliates	22,806	23,904

Net cash (used in) provided by operating activities	(6,544)	(16,295)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	508,704	-

Net cash provided by investing activities	508,704	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	502,160	(16,295)

Cash and cash equivalents, beginning	318,027	353,832

Cash and cash equivalents, ending	$ 820,187	$ 337,537

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 19

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ (16,116)	$ (19,751)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	(6,499)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(23,616)	(26,250)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,616)	(26,250)

Cash and cash equivalents, beginning	189,901	290,895

Cash and cash equivalents, ending	$ 166,285	$ 264,645

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2017

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2017, 3,830,900 BACs in Series 15, 5,392,500 BACs in Series 16, 4,962,947 BACs in Series 17, 3,598,100 BACs in Series 18, and 4,058,700 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2017 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ 8,005	$ 9,027
Series 16	26,638	43,221
Series 17	13,611	22,029
Series 18	22,806	23,904
Series 19	8,793	8,793
	$ 79,853	$106,974

The fund management fees paid for the three months ended June 30, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ 16,000	$ -
Series 16	124,615	-
Series 17	13,611	22,029
Series 18	-	-
Series 19	8,793	8,793
	$ 163,019	$ 30,822

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2017 and 2016, the Fund had limited partnership interests in 49 and 60 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2017 and 2016 is as follows:

	2017	2016
Series 15	12	14
Series 16	15	19
Series 17	5	9
Series 18	11	12
Series 19	6	6
	49	60

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ -	$ -
Series 16	-	-
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 26,447

During the three months ended June 30, 2017 the Fund disposed of four Operating Partnerships. A summary of the dispositions by Series for June 30, 2017 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	1	-	$109,786	$109,786
Series 16	2	-	124,933	124,933
Series 17	-	-	-	-
Series 18	-	1	508,704	508,704
Series 19	-	-	-	-

Total	3	1	$743,423	$743,423

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2017.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2017	2016

Revenues
Rental	$ 2,043,911	$ 2,700,506
Interest and other	47,093	51,169

	2,091,004	2,751,675

Expenses
Interest	258,207	313,528
Depreciation and amortization	522,592	666,206
Operating expenses	1,631,123	2,042,583
	2,411,922	3,022,317

NET LOSS	$ (320,918)	$ (270,642)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (317,708)	$ (267,934)

Net loss allocated to other Partners	$ (3,210)	$ (2,708)

* Amounts include $317,708 and $267,934 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2017	2016

Revenues
Rental	$ 472,551	$ 592,173
Interest and other	12,136	13,524

	484,687	605,697

Expenses
Interest	64,648	76,495
Depreciation and amortization	122,301	137,899
Operating expenses	350,407	412,557
	537,356	626,951

NET LOSS	$ (52,669)	$ (21,254)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (52,142)	$ (21,041)

Net loss allocated to other Partners	$ (527)	$ (213)

* Amounts include $52,142 and $21,041 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2017	2016

Revenues
Rental	$ 631,546	$ 850,747
Interest and other	13,307	12,292

	644,853	863,039

Expenses
Interest	72,743	101,234
Depreciation and amortization	155,007	190,845
Operating expenses	494,968	597,955
	722,718	890,034

NET LOSS	$ (77,865)	$ (26,995)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (77,086)	$ (26,725)

Net loss allocated to other Partners	$ (779)	$ (270)

* Amounts include $77,086 and $26,725 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited))

Series 17
	2017	2016

Revenues
Rental	$ 317,680	$ 534,473
Interest and other	6,022	9,481

	323,702	543,954

Expenses
Interest	31,037	55,779
Depreciation and amortization	96,794	164,820
Operating expenses	242,164	414,539
	369,995	635,138

NET LOSS	$ (46,293)	$ (91,184)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (45,830)	$ (90,271)

Net loss allocated to other Partners	$ (463)	$ (913)

* Amounts include $45,830 and $90,271 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2017	2016

Revenues
Rental	$ 434,057	$ 536,554
Interest and other	10,140	10,682

	444,197	547,236

Expenses
Interest	69,436	55,544
Depreciation and amortization	107,002	131,833
Operating expenses	377,549	460,742
	553,987	648,119

NET LOSS	$ (109,790)	$ (100,883)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (108,692)	$ (99,874)

Net loss allocated to other Partners	$ (1,098)	$ (1,009)

* Amounts include $108,692 and $99,874 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2017	2016

Revenues
Rental	$ 188,077	$ 186,559
Interest and other	5,488	5,190

	193,565	191,749

Expenses
Interest	20,343	24,476
Depreciation and amortization	41,488	40,809
Operating expenses	166,035	156,790
	227,866	222,075

NET LOSS	$ (34,301)	$ (30,326)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (33,958)	$ (30,023)

Net loss allocated to other Partners	$ (343)	$ (303)

* Amounts include $33,958 and $30,023 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2017 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2013 remain open.

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
June 30, 2017
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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2017 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2017 were $79,853 and total fund management fees accrued as of June 30, 2017 were $15,216,239. During the three months ended June 30, 2017, $163,019 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 56 of the Operating Partnerships.

During the quarter ended June 30, 2017, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2017.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 49 of the Operating Partnerships.

During the quarter ended June 30, 2017, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2017.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 44 of the Operating Partnerships.

During the quarter ended June 30, 2017, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of June 30, 2017. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 23 of the Operating Partnerships.

During the quarter ended June 30, 2017, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2017. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended June 30, 2017, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2017.

Results of Operations

As of June 30, 2017 and 2016, the Fund held limited partnership interests in 49 and 60 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2017 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 8,005	$ 6,712	$ 1,293
Series 16	26,638	11,098	15,540
Series 17	13,611	4,097	9,514
Series 18	22,806	1,549	21,257
Series 19	8,793	-	8,793
	$ 79,853	$ 23,456	$ 56,397

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%.  The series had a total of 12 properties June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 15 reflects a net loss from Operating Partnerships of $(52,669) and $(21,254), respectively, which includes depreciation and amortization of $122,301 and $137,899, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In May 2017, the investment general partner transferred its interest in Calexico Senior Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,716,118 and cash proceeds to the investment partnership of $111,786. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $109,786 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $109,786 as of June 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor Eight Limited Partnership

University Meadows L.D.H.A. Limited Partnership

Series 16

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 16 reflects a net loss from Operating Partnerships of $(77,865) and $(26,995), respectively, which includes depreciation and amortization of $155,007 and $190,845, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In May 2017, the investment general partner transferred its interest in Mendota Village Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,728,506 and cash proceeds to the investment partnership of $82,083. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $80,083 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $80,083 as of June 30, 2017.

In May 2017, the investment general partner transferred its interest in Tuolumne City Investment Group II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,406,018 and cash proceeds to the investment partnership of $46,850. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $44,850 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $44,850 as of June 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Newport Manor, Limited Partnership

Series 17

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%.  The series had a total of 5 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 17 reflects a net loss from Operating Partnerships of $(46,293) and $(91,184), respectively, which includes depreciation and amortization of $96,794 and $164,820, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 18

As of June 30, 2017 and 2016 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 18 reflects a net loss from Operating Partnerships of $(109,790) and $(100,883), respectively, which includes depreciation and amortization of $107,002 and $131,833, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In December 2016, the operating general partner of Chelsea Square Development Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 6, 2017. The sales price of the property was $1,150,000, which included the outstanding mortgage balance of approximately $301,393 and cash proceeds to the investment partnership of $513,204. Of the total proceeds received by the investment partnership, $4,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $508,704 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $508,704 as of June 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Marengo Park Apartments, Limited Partnership

Humboldt I, Limited Partnership

Series 19

As of June 30, 2017 and 2016 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 19 reflects a net loss from Operating Partnerships of $(34,301) and $(30,326), respectively, which includes depreciation and amortization of $41,488 and $40,809, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Munford Village, Ltd.

Sherwood Knoll, Limited Partnership

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2017.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 11, 2017	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 11, 2017	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 11, 2017	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal