Form 10-Q
period 2017-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2017-11-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-21
Condensed Statements of Changes in Partners' Capital (Deficit)	22-25
Condensed Statements of Cash Flows	26-31
Notes to Condensed Financial Statements	32-44

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	45-54

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	2,022,077	1,460,257
	$ 2,022,077	$ 1,460,257

LIABILITIES

Accounts payable & accrued expenses	$ 9,893	$ 27,746
Accounts payable affiliates (Note C)	15,290,360	15,299,405
Capital contributions payable (Note D)	26,447	26,447
	15,326,700	15,353,598

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,843,147 outstanding as of September 30, 2017 and March 31, 2017	(11,415,847)	(11,998,679)
General Partner	(1,888,776)	(1,894,662)
	(13,304,623)	(13,893,341)
	$ 2,022,077	$ 1,460,257

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	268,319	64,641
	$ 268,319	$ 64,641

LIABILITIES

Accounts payable & accrued expenses	$ 9,893	$ 6,246
Accounts payable affiliates (Note C)	3,058,500	3,039,294
Capital contributions payable (Note D)	-	-
	3,068,393	3,045,540

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,830,900 outstanding as of September 30, 2017 and March 31, 2017	(2,449,884)	(2,628,901)
General Partner	(350,190)	(351,998)
	(2,800,074)	(2,980,899)
	$ 268,319	$ 64,641

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	305,492	327,901
	$ 305,492	$ 327,901

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	7,952,497	8,025,811
Capital contributions payable (Note D)	-	-
	7,952,497	8,025,811

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,392,500 outstanding as of September 30, 2017 and March 31, 2017	(7,103,927)	(7,154,323)
General Partner	(543,078)	(543,587)

	(7,647,005)	(7,697,910)
	$ 305,492	$ 327,901

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	505,388	559,787
	$ 505,388	$ 559,787

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 14,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	7,893	21,893

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,962,947 outstanding as of September 30, 2017 and March 31, 2017	864,727	904,722
General Partner	(367,232)	(366,828)
	497,495	537,894
	$ 505,388	$ 559,787

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	802,338	318,027
	$ 802,338	$ 318,027

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,279,363	4,234,300
Capital contributions payable (Note D)	18,554	18,554
	4,297,917	4,252,854

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,598,100 outstanding as of September 30, 2017 and March 31, 2017	(3,150,395)	(3,585,251)
General Partner	(345,184)	(349,576)
	(3,495,579)	(3,934,827)
	$ 802,338	$ 318,027

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	140,540	189,901
	$ 140,540	$ 189,901

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,058,700 outstanding as of September 30, 2017 and March 31, 2017	423,632	465,074
General Partner	(283,092)	(282,673)
	140,540	182,401
	$ 140,540	$ 189,901

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2017	2016

Income
Interest income	$ 821	$ 808
Other income	3,337	16,812
	4,158	17,620

Share of Income from Operating Partnerships(Note D)	107,853	170,961

Expenses
Professional fees	79,644	97,181
Fund management fee, net (Note C)	68,375	89,842
General and administrative expenses	31,459	97,198
	179,478	284,221

NET INCOME (LOSS)	$ (67,467)	$ (95,640)

Net income (loss) allocated to limited assignees	$ (66,794)	$ (94,683)

Net income (loss) allocated to general partner	$ (673)	$ (957)

Net income (loss) per BAC	$ .00	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 15

	2017	2016

Income
Interest income	$ 28	$ 114
Other income	321	321
	349	435

Share of Income from Operating Partnerships(Note D)	107,853	-

Expenses
Professional fees	16,307	22,614
Fund management fee, net (Note C)	4,551	5,777
General and administrative expenses	6,064	18,031
	26,922	46,422

NET INCOME (LOSS)	$ 81,280	$ (45,987)

Net income (loss) allocated to limited assignees	$ 80,467	$ (45,527)

Net income (loss) allocated to general partner	$ 813	$ (460)

Net income (loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2017	2016

Income
Interest income	$ 326	$ 258
Other income	2,000	-
	2,326	258

Share of Income from Operating Partnerships(Note D)	-	168,461

Expenses
Professional fees	21,033	22,397
Fund management fee, net (Note C)	22,463	31,815
General and administrative expenses	7,053	23,787
	50,549	77,999

NET INCOME (LOSS)	$ (48,223)	$ 90,720

Net income (loss) allocated to limited assignees	$ (47,741)	$ 89,813

Net income (loss) allocated to general partner	$ (482)	$ 907

Net income (loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2017	2016

Income
Interest income	$ 348	$ 272
Other income	-	2,558
	348	2,830

Share of Income from Operating Partnerships(Note D)	-	2,500

Expenses
Professional fees	15,990	20,211
Fund management fee, net (Note C)	12,611	22,603
General and administrative expenses	6,583	20,654
	35,184	63,468

NET INCOME (LOSS)	$ (34,836)	$ (58,138)

Net income (loss) allocated to limited assignees	$ (34,488)	$ (57,557)

Net income (loss) allocated to general partner	$ (348)	$ (581)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 18

	2017	2016

Income
Interest income	$ 101	$ 78
Other income	933	13,933
	1,034	14,011

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,535	17,460
Fund management fee, net (Note C)	20,707	22,354
General and administrative expenses	5,735	16,058
	40,977	55,872

NET INCOME (LOSS)	$ (39,943)	$ (41,861)

Net income (loss) allocated to limited assignees	$ (39,544)	$ (41,442)

Net income (loss) allocated to general partner	$ (399)	$ (419)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2017	2016

Income
Interest income	$ 18	$ 86
Other income	83	-
	101	86

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	11,779	14,499
Fund management fee, net (Note C)	8,043	7,293
General and administrative expenses	6,024	18,668
	25,846	40,460

NET INCOME (LOSS)	$ (25,745)	$ (40,374)

Net income (loss) allocated to limited assignees	$ (25,488)	$ (39,970)

Net income (loss) allocated to general partner	$ (257)	$ (404)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2017	2016

Income
Interest income	$ 1,516	$ 1,616
Other income	15,375	26,440
	16,891	28,056

Share of Income from Operating Partnerships(Note D)	851,276	318,584

Expenses
Professional fees	101,694	123,483
Fund management fee, net (Note C)	124,772	172,181
General and administrative expenses	52,983	135,499
	279,449	431,163

NET INCOME (LOSS)	$ 588,718	$ (84,523)

Net income (loss) allocated to limited assignees	$ 582,832	$ (83,678)

Net income (loss) allocated to general partner	$ 5,886	$ (845)

Net income (loss) per BAC	$ .03	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2017	2016

Income
Interest income	$ 40	$ 262
Other income	321	321
	361	583

Share of Income from Operating Partnerships(Note D)	217,639	-

Expenses
Professional fees	21,032	28,518
Fund management fee, net (Note C)	5,844	8,092
General and administrative expenses	10,299	24,516
	37,175	61,126

NET INCOME (LOSS)	$ 180,825	$ (60,543)

Net income (loss) allocated to limited assignees	$ 179,017	$ (59,938)

Net income (loss) allocated to general partner	$ 1,808	$ (605)

Net income (loss) per BAC	$ .05	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2017	2016

Income
Interest income	$ 596	$ 470
Other income	2,080	603
	2,676	1,073

Share of Income from Operating Partnerships(Note D)	124,933	316,084

Expenses
Professional fees	26,808	28,896
Fund management fee, net (Note C)	38,003	61,010
General and administrative expenses	11,893	31,962
	76,704	121,868

NET INCOME (LOSS)	$ 50,905	$ 195,289

Net income (loss) allocated to limited assignees	$ 50,396	$ 193,336

Net income (loss) allocated to general partner	$ 509	$ 1,953

Net income (loss) per BAC	$ .01	$ .04

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2017	2016

Income
Interest income	$ 641	$ 542
Other income	11,958	11,500
	12,599	12,042

Share of Income from Operating Partnerships(Note D)	-	2,500

Expenses
Professional fees	19,840	25,267
Fund management fee, net (Note C)	22,125	42,535
General and administrative expenses	11,033	30,321
	52,998	98,123

NET INCOME (LOSS)	$ (40,399)	$ (83,581)

Net income (loss) allocated to limited assignees	$ (39,995)	$ (82,745)

Net income (loss) allocated to general partner	$ (404)	$ (836)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2017	2016

Income
Interest income	$ 199	$ 163
Other income	933	13,933
	1,132	14,096

Share of Income from Operating Partnerships(Note D)	508,704	-

Expenses
Professional fees	18,910	22,482
Fund management fee, net (Note C)	41,964	45,208
General and administrative expenses	9,714	21,967
	70,588	89,657

NET INCOME (LOSS)	$ 439,248	$ (75,561)

Net income (loss) allocated to limited assignees	$ 434,856	$ (74,805)

Net income (loss) allocated to general partner	$ 4,392	$ (756)

Net income (loss) per BAC	$ .12	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2017	2016

Income
Interest income	$ 40	$ 179
Other income	83	83
	123	262

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	15,104	18,320
Fund management fee, net (Note C)	16,836	15,336
General and administrative expenses	10,044	26,733
	41,984	60,389

NET INCOME (LOSS)	$ (41,861)	$ (60,127)

Net income (loss) allocated to limited assignees	$ (41,442)	$ (59,526)

Net income (loss) allocated to general partner	$ (419)	$ (601)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2017	$(11,998,679)	$ (1,894,662)	$(13,893,341)

Net income (loss)	582,832	5,886	588,718

Partners' capital (deficit), September 30, 2017	$(11,415,847)	$ (1,888,776)	$(13,304,623)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2017	$ (2,628,901)	$ (351,998)	$ (2,980,899)

Net income (loss)	179,017	1,808	180,825

Partners' capital (deficit), September 30, 2017	$ (2,449,884)	$ (350,190)	$ (2,800,074)

Series 16
Partners' capital (deficit) April 1, 2017	$ (7,154,323)	$ (543,587)	$ (7,697,910)

Net income (loss)	50,396	509	50,905

Partners' capital (deficit), September 30, 2017	$ (7,103,927)	$ (543,078)	$ (7,647,005)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2017	$ 904,722	$ (366,828)	$ 537,894

Net income (loss)	(39,995)	(404)	(40,399)

Partners' capital (deficit), September 30, 2017	$ 864,727	$ (367,232)	$ 497,495

Series 18
Partners' capital (deficit) April 1, 2017	$ (3,585,251)	$ (349,576)	$ (3,934,827)

Net income (loss)	434,856	4,392	439,248

Partners' capital (deficit), September 30, 2017	$ (3,150,395)	$ (345,184)	$ (3,495,579)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2017	$ 465,074	$ (282,673)	$ 182,401

Net income (loss)	(41,442)	(419)	(41,861)

Partners' capital (deficit), September 30, 2017	$ 423,632	$ (283,092)	$ 140,540

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 588,718	$ (84,523)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(851,276)	(318,584)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(17,853)	(36,982)
(Decrease) Increase in accounts payable affiliates	(9,045)	142,818

Net cash (used in) provided by operating activities	(289,456)	(297,271)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	851,276	268,576

Net cash provided by investing activities	851,276	268,576

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	561,820	(28,695)

Cash and cash equivalents, beginning	1,460,257	1,783,433

Cash and cash equivalents, ending	$ 2,022,077	$ 1,754,738

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 180,825	$ (60,543)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(217,639)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,647	(6,498)
(Decrease) Increase in accounts payable affiliates	19,206	18,054

Net cash (used in) provided by operating activities	(13,961)	(48,987)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	217,639	-

Net cash provided by investing activities	217,639	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	203,678	(48,987)

Cash and cash equivalents, beginning	64,641	116,858

Cash and cash equivalents, ending	$ 268,319	$ 67,871

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 50,905	$ 195,289
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(124,933)	(316,084)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(10,987)
(Decrease) Increase in accounts payable affiliates	(73,314)	76,956

Net cash (used in) provided by operating activities	(147,342)	(54,826)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	124,933	266,076

Net cash provided by investing activities	124,933	266,076

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,409)	211,250

Cash and cash equivalents, beginning	327,901	381,450

Cash and cash equivalents, ending	$ 305,492	$ 592,700

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 17

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ (40,399)	$ (83,581)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(2,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(14,000)	(6,499)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(54,399)	(92,580)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,500

Net cash provided by investing activities	-	2,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,399)	(90,080)

Cash and cash equivalents, beginning	559,787	640,398

Cash and cash equivalents, ending	$ 505,388	$ 550,318

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 18

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 439,248	$ (75,561)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(508,704)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,499)
(Decrease) Increase in accounts payable affiliates	45,063	47,808

Net cash (used in) provided by operating activities	(24,393)	(34,252)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	508,704	-

Net cash provided by investing activities	508,704	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	484,311	(34,252)

Cash and cash equivalents, beginning	318,027	353,832

Cash and cash equivalents, ending	$ 802,338	$ 319,580

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 19

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ (41,861)	$ (60,127)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	(6,499)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(49,361)	(66,626)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,361)	(66,626)

Cash and cash equivalents, beginning	189,901	290,895

Cash and cash equivalents, ending	$ 140,540	$ 224,269

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2017

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of September 30, 2017, 3,830,900 BACs in Series 15, 5,392,500 BACs in Series 16, 4,962,947 BACs in Series 17, 3,598,100 BACs in Series 18, and 4,058,700 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2017 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2017

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ 27,201	$ 9,027
Series 16	24,663	33,735
Series 17	13,611	21,603
Series 18	22,257	23,904
Series 19	8,793	8,793
	$ 96,525	$ 97,062

The fund management fees paid for the three months ended September 30, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ -	$ -
Series 16	-	-
Series 17	13,611	21,603
Series 18	-	-
Series 19	8,793	8,793
	$ 22,404	$ 30,396

The fund management fees paid for the six months ended September 30, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ 16,000	$ -
Series 16	124,615	-
Series 17	27,222	43,632
Series 18	-	-
Series 19	17,586	17,586
	$ 185,423	$ 61,218

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2017 and 2016, the Fund had limited partnership interests in 48 and 57 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2017 and 2016 is as follows:

	2017	2016
Series 15	11	14
Series 16	15	17
Series 17	5	8
Series 18	11	12
Series 19	6	6
	48	57

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ -	$ -
Series 16	-	-
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 26,447

During the six months ended September 30, 2017 the Fund disposed of five Operating Partnerships. A summary of the dispositions by Series for September 30, 2017 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	2	-	$217,639	$217,639
Series 16	2	-	124,933	124,933
Series 17	-	-	-	-
Series 18	-	1	508,704	508,704
Series 19	-	-	-	-

Total	4	1	$851,276	$851,276

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2017.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2017	2016

Revenues
Rental	$ 3,973,482	$ 5,211,464
Interest and other	88,405	101,215

	4,061,887	5,312,679

Expenses
Interest	488,742	633,554
Depreciation and amortization	1,014,783	1,291,363
Operating expenses	3,191,453	4,190,981
	4,694,978	6,115,898

NET LOSS	$ (633,091)	$ (803,219)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (626,759)	$ (795,185)

Net loss allocated to other Partners	$ (6,332)	$ (8,034)

* Amounts include $626,759 and $795,185 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2017	2016

Revenues
Rental	$ 830,763	$ 1,174,081
Interest and other	18,488	26,849

	849,251	1,200,930

Expenses
Interest	101,623	154,795
Depreciation and amortization	214,199	279,803
Operating expenses	630,023	885,807
	945,845	1,320,405

NET LOSS	$ (96,594)	$ (119,475)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (95,628)	$ (118,280)

Net loss allocated to other Partners	$ (966)	$ (1,195)

* Amounts include $95,628 and $118,280 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2017	2016

Revenues
Rental	$ 1,263,091	$ 1,639,035
Interest and other	26,614	24,810

	1,289,705	1,663,845

Expenses
Interest	145,485	197,987
Depreciation and amortization	310,014	366,909
Operating expenses	989,936	1,318,902
	1,445,435	1,883,798

NET LOSS	$ (155,730)	$ (219,953)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (154,173)	$ (217,753)

Net loss allocated to other Partners	$ (1,557)	$ (2,200)

* Amounts include $154,173 and $217,753 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited))

Series 17
	2017	2016

Revenues
Rental	$ 635,359	$ 1,026,457
Interest and other	12,045	17,039

	647,404	1,043,496

Expenses
Interest	62,075	106,241
Depreciation and amortization	193,589	314,896
Operating expenses	484,327	800,813
	739,991	1,221,950

NET LOSS	$ (92,587)	$ (178,454)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (91,660)	$ (176,668)

Net loss allocated to other Partners	$ (927)	$ (1,786)

* Amounts include $91,660 and $176,668 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2017	2016

Revenues
Rental	$ 868,114	$ 999,311
Interest and other	20,281	21,479

	888,395	1,020,790

Expenses
Interest	138,873	128,750
Depreciation and amortization	214,005	247,517
Operating expenses	755,097	861,838
	1,107,975	1,238,105

NET LOSS	$ (219,580)	$ (217,315)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (217,384)	$ (215,142)

Net loss allocated to other Partners	$ (2,196)	$ (2,173)

* Amounts include $217,384 and $215,142 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2017	2016

Revenues
Rental	$ 376,155	$ 372,580
Interest and other	10,977	11,038

	387,132	383,618

Expenses
Interest	40,686	45,781
Depreciation and amortization	82,976	82,238
Operating expenses	332,070	323,621
	455,732	451,640

NET LOSS	$ (68,600)	$ (68,022)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (67,914)	$ (67,342)

Net loss allocated to other Partners	$ (686)	$ (680)

* Amounts include $67,914 and $67,342 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017
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
September 30, 2017
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2017 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2017 were $96,525 and total fund management fees accrued as of September 30, 2017 were $15,290,360. During the three months ended September 30, 2017, $22,404 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 57 of the Operating Partnerships.

During the quarter ended September 30, 2017, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2017.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 49 of the Operating Partnerships.

During the quarter ended September 30, 2017, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2017.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 44 of the Operating Partnerships.

During the quarter ended September 30, 2017, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of September 30, 2017. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 23 of the Operating Partnerships.

During the quarter ended September 30, 2017, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2017. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 20 of the Operating Partnerships.

During the quarter ended September 30, 2017, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2017.

Results of Operations

As of September 30, 2017 and 2016, the Fund held limited partnership interests in 48 and 57 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2017 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 27,201	$ 22,650	$ 4,551
Series 16	24,663	2,200	22,463
Series 17	13,611	1,000	12,611
Series 18	22,257	1,550	20,707
Series 19	8,793	750	8,043
	$ 96,525	$ 28,150	$ 68,375

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 35,206	$ 29,362	$ 5,844
Series 16	51,301	13,298	38,003
Series 17	27,222	5,097	22,125
Series 18	45,063	3,099	41,964
Series 19	17,586	750	16,836
	$176,378	$ 51,606	$ 124,772

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 15 reflects a net loss from Operating Partnerships of $(96,594) and $(119,475), respectively, which includes depreciation and amortization of $214,199 and $279,803, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 2017, the investment general partner transferred its interest in University Meadows LDHA to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,306,546 and cash proceeds to the investment partnership of $140,000. Of the total proceeds received, $23,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $8,747 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $107,853 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $107,853 as of September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor Eight Limited Partnership

Series 16

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 16 reflects a net loss from Operating Partnerships of $(155,730) and $(219,953), respectively, which includes depreciation and amortization of $310,014 and $366,909, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Anson Limited Partnership

Newport Manor, Limited Partnership

Falcon Ridge, Limited Partnership

Greenfield Properties Limited Partnership

Series 17

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%.  The series had a total of 5 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 17 reflects a net loss from Operating Partnerships of $(92,587) and $(178,454), respectively, which includes depreciation and amortization of $193,589 and $314,896, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 18

As of September 30, 2017 and 2016 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 18 reflects a net loss from Operating Partnerships of $(219,580) and $(217,315), respectively, which includes depreciation and amortization of $214,005 and $247,517, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Marengo Park Apartments, Limited Partnership

Humboldt I, Limited Partnership

Natchitoches Elderly Apartments, Limited Partnership

Series 19

As of September 30, 2017 and 2016 the average Qualified Occupancy for the series was 100%.  The series had a total of 6 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 19 reflects a net loss from Operating Partnerships of $(68,600) and $(68,022), respectively, which includes depreciation and amortization of $82,976 and $82,238, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 13, 2017	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2017	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 13, 2017	/s/ Marc N. Teal	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

Marc N. Teal