Form 10-Q
period 2017-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2018-02-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-21
Condensed Statements of Changes in Partners' Capital (Deficit)	22-25
Condensed Statements of Cash Flows	26-31
Notes to Condensed Financial Statements	32-44

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	45-57

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

Item 4. Controls and Procedures	58

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	59

Item 1A. Risk Factors	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3. Defaults Upon Senior Securities	59

Item 4. Mine Safety Disclosures	59

Item 5. Other Information	59

Item 6. Exhibits	59

Signatures	60

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	2,227,329	1,460,257
	$ 2,227,329	$ 1,460,257

LIABILITIES

Accounts payable & accrued expenses	$ 11,001	$ 27,746
Accounts payable affiliates (Note C)	15,350,216	15,299,405
Capital contributions payable (Note D)	26,447	26,447
	15,387,664	15,353,598

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,843,147 outstanding as of December 31, 2017 and March 31, 2017	(11,273,004)	(11,998,679)
General Partner	(1,887,331)	(1,894,662)
	(13,160,335)	(13,893,341)
	$ 2,227,329	$ 1,460,257

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	301,020	64,641
	$ 301,020	$ 64,641

LIABILITIES

Accounts payable & accrued expenses	$ 3,001	$ 6,246
Accounts payable affiliates (Note C)	3,071,436	3,039,294
Capital contributions payable (Note D)	-	-
	3,074,437	3,045,540

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,830,900 outstanding as of December 31, 2017 and March 31, 2017	(2,423,494)	(2,628,901)
General Partner	(349,923)	(351,998)
	(2,773,417)	(2,980,899)
	$ 301,020	$ 64,641

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	359,273	327,901
	$ 359,273	$ 327,901

LIABILITIES

Accounts payable & accrued expenses	$ 3,000	$ -
Accounts payable affiliates (Note C)	7,977,160	8,025,811
Capital contributions payable (Note D)	-	-
	7,980,160	8,025,811

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,392,500 outstanding as of December 31, 2017 and March 31, 2017	(7,078,070)	(7,154,323)
General Partner	(542,817)	(543,587)

	(7,620,887)	(7,697,910)
	$ 359,273	$ 327,901

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	556,657	559,787
	$ 556,657	$ 559,787

LIABILITIES

Accounts payable & accrued expenses	$ 2,000	$ 14,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	9,893	21,893

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,962,947 outstanding as of December 31, 2017 and March 31, 2017	913,503	904,722
General Partner	(366,739)	(366,828)
	546,764	537,894
	$ 556,657	$ 559,787

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	814,722	318,027
	$ 814,722	$ 318,027

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,301,620	4,234,300
Capital contributions payable (Note D)	18,554	18,554
	4,320,174	4,252,854

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,598,100 outstanding as of December 31, 2017 and March 31, 2017	(3,160,170)	(3,585,251)
General Partner	(345,282)	(349,576)
	(3,505,452)	(3,934,827)
	$ 814,722	$ 318,027

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2017	March 31, 2017
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	195,657	189,901
	$ 195,657	$ 189,901

LIABILITIES

Accounts payable & accrued expenses	$ 3,000	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	3,000	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,058,700 outstanding as of December 31, 2017 and March 31, 2017	475,227	465,074
General Partner	(282,570)	(282,673)
	192,657	182,401
	$ 195,657	$ 189,901

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2017	2016

Income
Interest income	$ 2,303	$ 712
Other income	-	4,565
	2,303	5,277

Share of Income from Operating Partnerships(Note D)	201,065	83,978

Expenses
Professional fees	7,150	13,916
Fund management fee, net (Note C)	11,994	79,509
General and administrative expenses	39,936	43,434
	59,080	136,859

NET INCOME (LOSS)	$ 144,288	$ (47,604)

Net income (loss) allocated to limited assignees	$ 142,845	$ (47,128)

Net income (loss) allocated to general partner	$ 1,443	$ (476)

Net income (loss) per BAC	$ .01	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 15

	2017	2016

Income
Interest income	$ 290	$ 9
Other income	-	-
	290	9

Share of Income from Operating Partnerships(Note D)	47,602	16,000

Expenses
Professional fees	1,430	1,456
Fund management fee, net (Note C)	12,936	9,027
General and administrative expenses	6,868	8,456
	21,234	18,939

NET INCOME (LOSS)	$ 26,658	$ (2,930)

Net income (loss) allocated to limited assignees	$ 26,391	$ (2,901)

Net income (loss) allocated to general partner	$ 267	$ (29)

Net income (loss) per BAC	$ .01	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2017	2016

Income
Interest income	$ 343	$ 293
Other income	-	-
	343	293

Share of Income from Operating Partnerships(Note D)	62,361	-

Expenses
Professional fees	1,430	2,015
Fund management fee, net (Note C)	24,663	29,280
General and administrative expenses	10,494	10,775
	36,587	42,070

NET INCOME (LOSS)	$ 26,117	$ (41,777)

Net income (loss) allocated to limited assignees	$ 25,856	$ (41,359)

Net income (loss) allocated to general partner	$ 261	$ (418)

Net income (loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2017	2016

Income
Interest income	$ 597	$ 285
Other income	-	-
	597	285

Share of Income from Operating Partnerships(Note D)	22,000	67,978

Expenses
Professional fees	1,430	7,799
Fund management fee, net (Note C)	(36,389)	19,005
General and administrative expenses	8,287	8,540
	(26,672)	35,344

NET INCOME (LOSS)	$ 49,269	$ 32,919

Net income (loss) allocated to limited assignees	$ 48,776	$ 32,590

Net income (loss) allocated to general partner	$ 493	$ 329

Net income (loss) per BAC	$ .01	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 18

	2017	2016

Income
Interest income	$ 914	$ 46
Other income	-	3,000
	914	3,046

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,430	1,260
Fund management fee, net (Note C)	2,207	13,404
General and administrative expenses	7,149	7,602
	10,786	22,266

NET INCOME (LOSS)	$ (9,872)	$ (19,220)

Net income (loss) allocated to limited assignees	$ (9,773)	$ (19,028)

Net income (loss) allocated to general partner	$ (99)	$ (192)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2017	2016

Income
Interest income	$ 159	$ 79
Other income	-	1,565
	159	1,644

Share of Income from Operating Partnerships(Note D)	69,102	-

Expenses
Professional fees	1,430	1,386
Fund management fee, net (Note C)	8,577	8,793
General and administrative expenses	7,138	8,061
	17,145	18,240

NET INCOME (LOSS)	$ 52,116	$ (16,596)

Net income (loss) allocated to limited assignees	$ 51,595	$ (16,430)

Net income (loss) allocated to general partner	$ 521	$ (166)

Net income (loss) per BAC	$ .01	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2017	2016

Income
Interest income	$ 3,819	$ 2,327
Other income	15,375	31,005
	19,194	33,332

Share of Income from Operating Partnerships(Note D)	1,052,341	402,562

Expenses
Professional fees	108,844	137,399
Fund management fee, net (Note C)	136,766	251,690
General and administrative expenses	92,919	178,932
	338,529	568,021

NET INCOME (LOSS)	$ 733,006	$ (132,127)

Net income (loss) allocated to limited assignees	$ 725,675	$ (130,805)

Net income (loss) allocated to general partner	$ 7,331	$ (1,322)

Net income (loss) per BAC	$ .03	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2017	2016

Income
Interest income	$ 329	$ 271
Other income	321	321
	650	592

Share of Income from Operating Partnerships(Note D)	265,241	16,000

Expenses
Professional fees	22,462	29,974
Fund management fee, net (Note C)	18,780	17,119
General and administrative expenses	17,167	32,973
	58,409	80,066

NET INCOME (LOSS)	$ 207,482	$ (63,474)

Net income (loss) allocated to limited assignees	$ 205,407	$ (62,839)

Net income (loss) allocated to general partner	$ 2,075	$ (635)

Net income (loss) per BAC	$ .05	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2017	2016

Income
Interest income	$ 939	$ 763
Other income	2,080	603
	3,019	1,366

Share of Income from Operating Partnerships(Note D)	187,294	316,084

Expenses
Professional fees	28,238	30,911
Fund management fee, net (Note C)	62,666	90,290
General and administrative expenses	22,386	42,737
	113,290	163,938

NET INCOME (LOSS)	$ 77,023	$ 153,512

Net income (loss) allocated to limited assignees	$ 76,253	$ 151,977

Net income (loss) allocated to general partner	$ 770	$ 1,535

Net income (loss) per BAC	$ .01	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2017	2016

Income
Interest income	$ 1,238	$ 826
Other income	11,958	11,500
	13,196	12,326

Share of Income from Operating Partnerships(Note D)	22,000	70,478

Expenses
Professional fees	21,270	33,066
Fund management fee, net (Note C)	(14,264)	61,540
General and administrative expenses	19,320	38,860
	26,326	133,466

NET INCOME (LOSS)	$ 8,870	$ (50,662)

Net income (loss) allocated to limited assignees	$ 8,781	$ (50,155)

Net income (loss) allocated to general partner	$ 89	$ (507)

Net income (loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2017	2016

Income
Interest income	$ 1,113	$ 209
Other income	933	16,933
	2,046	17,142

Share of Income from Operating Partnerships(Note D)	508,704	-

Expenses
Professional fees	20,340	23,742
Fund management fee, net (Note C)	44,171	58,612
General and administrative expenses	16,864	29,569
	81,375	111,923

NET INCOME (LOSS)	$ 429,375	$ (94,781)

Net income (loss) allocated to limited assignees	$ 425,081	$ (93,833)

Net income (loss) allocated to general partner	$ 4,294	$ (948)

Net income (loss) per BAC	$ .12	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2017	2016

Income
Interest income	$ 200	$ 258
Other income	83	1,648
	283	1,906

Share of Income from Operating Partnerships(Note D)	69,102	-

Expenses
Professional fees	16,534	19,706
Fund management fee, net (Note C)	25,413	24,129
General and administrative expenses	17,182	34,793
	59,129	78,628

NET INCOME (LOSS)	$ 10,256	$ (76,722)

Net income (loss) allocated to limited assignees	$ 10,153	$ (75,955)

Net income (loss) allocated to general partner	$ 103	$ (767)

Net income (loss) per BAC	$ .00	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2017	$(11,998,679)	$ (1,894,662)	$(13,893,341)

Net income	725,675	7,331	733,006

Partners' capital (deficit), December 31, 2017	$(11,273,004)	$ (1,887,331)	$(13,160,335)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2017	$ (2,628,901)	$ (351,998)	$ (2,980,899)

Net income	205,407	2,075	207,482

Partners' capital (deficit), December 31, 2017	$ (2,423,494)	$ (349,923)	$ (2,773,417)

Series 16
Partners' capital (deficit) April 1, 2017	$ (7,154,323)	$ (543,587)	$ (7,697,910)

Net income	76,253	770	77,023

Partners' capital (deficit), December 31, 2017	$ (7,078,070)	$ (542,817)	$ (7,620,887)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2017	$ 904,722	$ (366,828)	$ 537,894

Net income	8,781	89	8,870

Partners' capital (deficit), December 31, 2017	$ 913,503	$ (366,739)	$ 546,764

Series 18
Partners' capital (deficit) April 1, 2017	$ (3,585,251)	$ (349,576)	$ (3,934,827)

Net income	425,081	4,294	429,375

Partners' capital (deficit), December 31, 2017	$ (3,160,170)	$ (345,282)	$ (3,505,452)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2017	$ 465,074	$ (282,673)	$ 182,401

Net income	10,153	103	10,256

Partners' capital (deficit), December 31, 2017	$ 475,227	$ (282,570)	$ 192,657

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 733,006	$ (132,127)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,052,341)	(402,562)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(16,745)	(30,482)
(Decrease) Increase in accounts payable affiliates	50,811	206,337

Net cash used in operating activities	(285,269)	(358,834)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,052,341	352,554

Net cash provided by investing activities	1,052,341	352,554

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	767,072	(6,280)

Cash and cash equivalents, beginning	1,460,257	1,783,433

Cash and cash equivalents, ending	$ 2,227,329	$ 1,777,153

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 207,482	$ (63,474)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(265,241)	(16,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,245)	(4,498)
(Decrease) Increase in accounts payable affiliates	32,142	27,081

Net cash used in operating activities	(28,862)	(56,891)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	265,241	16,000

Net cash provided by investing activities	265,241	16,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	236,379	(40,891)

Cash and cash equivalents, beginning	64,641	116,858

Cash and cash equivalents, ending	$ 301,020	$ 75,967

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 77,023	$ 153,512
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(187,294)	(316,084)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	(10,987)
(Decrease) Increase in accounts payable affiliates	(48,651)	107,544

Net cash used in operating activities	(155,922)	(66,015)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	187,294	266,076

Net cash provided by investing activities	187,294	266,076

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,372	200,061

Cash and cash equivalents, beginning	327,901	381,450

Cash and cash equivalents, ending	$ 359,273	$ 581,511

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 8,870	$ (50,662)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(22,000)	(70,478)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,000)	(1,999)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	(25,130)	(123,139)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	22,000	70,478

Net cash provided by investing activities	22,000	70,478

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,130)	(52,661)

Cash and cash equivalents, beginning	559,787	640,398

Cash and cash equivalents, ending	$ 556,657	$ 587,737

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 429,375	$ (94,781)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(508,704)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,499)
(Decrease) Increase in accounts payable affiliates	67,320	71,712

Net cash used in operating activities	(12,009)	(29,568)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	508,704	-

Net cash provided by investing activities	508,704	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	496,695	(29,568)

Cash and cash equivalents, beginning	318,027	353,832

Cash and cash equivalents, ending	$ 814,722	$ 324,264

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2017	2016
Cash flows from operating activities:

Net Income (Loss)	$ 10,256	$ (76,722)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(69,102)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,500)	(6,499)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	(63,346)	(83,221)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	69,102	-

Net cash provided by investing activities	69,102	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,756	(83,221)

Cash and cash equivalents, beginning	189,901	290,895

Cash and cash equivalents, ending	$ 195,657	$ 207,674

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2017

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of December 31, 2017, 3,830,900 BACs in Series 15, 5,392,500 BACs in Series 16, 4,962,947 BACs in Series 17, 3,598,100 BACs in Series 18, and 4,058,700 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2017 and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2017

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ 12,936	$ 9,027
Series 16	24,663	30,588
Series 17	13,611	19,005
Series 18	22,257	23,904
Series 19	8,577	8,793
	$ 82,044	$ 91,317

The fund management fees paid for the three months ended December 31, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ -	$ -
Series 16	-	-
Series 17	13,611	19,005
Series 18	-	-
Series 19	8,577	8,793
	$ 22,188	$ 27,798

The fund management fees paid for the nine months ended December 31, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ 16,000	$ -
Series 16	124,615	-
Series 17	40,833	62,637
Series 18	-	-
Series 19	26,163	26,379
	$ 207,611	$ 89,016

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2017 and 2016, the Fund had limited partnership interests in 40 and 53 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2017 and 2016 is as follows:

	2017	2016
Series 15	9	13
Series 16	13	17
Series 17	4	5
Series 18	11	12
Series 19	3	6
	40	53

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2017 and 2016 are as follows:

	2017	2016
Series 15	$ -	$ -
Series 16	-	-
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 26,447

During the nine months ended December 31, 2017 the Fund disposed of thirteen Operating Partnerships. A summary of the dispositions by Series for December 31, 2017 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	4	-	$265,241	$265,241
Series 16	4	-	187,294	187,294
Series 17	1	-	22,000	22,000
Series 18	-	1	508,704	508,704
Series 19	3	-	69,102	69,102

Total	12	1	$1,052,341	$1,052,341

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2017.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2017	2016

Revenues
Rental	$ 5,655,574	$ 7,506,139
Interest and other	121,815	147,012

	5,777,389	7,653,151

Expenses
Interest	693,138	932,548
Depreciation and amortization	1,444,282	1,853,875
Operating expenses	4,529,324	6,149,379
	6,666,744	8,935,802

NET LOSS	$ (889,355)	$(1,282,651)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (880,461)	$(1,269,824)

Net loss allocated to other Partners	$ (8,894)	$ (12,827)

* Amounts include $880,461 and $1,269,824 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2017	2016

Revenues
Rental	$ 1,128,127	$ 1,719,262
Interest and other	23,022	37,981

	1,151,149	1,757,243

Expenses
Interest	133,480	229,928
Depreciation and amortization	292,021	412,170
Operating expenses	857,944	1,328,862
	1,283,445	1,970,960

NET LOSS	$ (132,296)	$ (213,717)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (130,973)	$ (211,580)

Net loss allocated to other Partners	$ (1,323)	$ (2,137)

* Amounts include $130,973 and $211,580 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 16

	2017	2016

Revenues
Rental	$ 1,817,953	$ 2,427,322
Interest and other	37,226	37,327

	1,855,179	2,464,649

Expenses
Interest	211,069	294,740
Depreciation and amortization	446,024	542,973
Operating expenses	1,413,222	2,039,847
	2,070,315	2,877,560

NET LOSS	$ (215,136)	$ (412,911)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (212,985)	$ (408,782)

Net loss allocated to other Partners	$ (2,151)	$ (4,129)

* Amounts include $212,985 and $408,782 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited))

Series 17
	2017	2016

Revenues
Rental	$ 921,714	$ 1,338,888
Interest and other	17,879	22,541

	939,593	1,361,429

Expenses
Interest	89,771	138,838
Depreciation and amortization	280,489	411,864
Operating expenses	699,083	1,027,286
	1,069,343	1,577,988

NET LOSS	$ (129,750)	$ (216,559)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (128,452)	$ (214,392)

Net loss allocated to other Partners	$ (1,298)	$ (2,167)

* Amounts include $128,452 and $214,392 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2017	2016

Revenues
Rental	$ 1,302,172	$ 1,462,067
Interest and other	30,421	32,276

	1,332,593	1,494,343

Expenses
Interest	208,309	201,956
Depreciation and amortization	321,007	363,200
Operating expenses	1,132,647	1,262,933
	1,661,963	1,828,089

NET LOSS	$ (329,370)	$ (333,746)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (326,076)	$ (330,409)

Net loss allocated to other Partners	$ (3,294)	$ (3,337)

* Amounts include $326,076 and $330,409 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2017	2016

Revenues
Rental	$ 485,608	$ 558,600
Interest and other	13,267	16,887

	498,875	575,487

Expenses
Interest	50,509	67,086
Depreciation and amortization	104,741	123,668
Operating expenses	426,428	490,451
	581,678	681,205

NET LOSS	$ (82,803)	$ (105,718)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (81,975)	$ (104,661)

Net loss allocated to other Partners	$ (828)	$ (1,057)

* Amounts include $81,975 and $104,661 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017
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

NOTE G - SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Fund has entered into an agreement to transfer the interest in one operating limited partnership. The estimated transfer price and other terms for the disposition of the operating limited partnership have been determined. The estimated proceeds to be received for the operating limited partnership is $77,600. The estimated gain on the transfer of the operating limited partnership is $75,600 and is expected to be recognized in the fourth quarter of fiscal year ending March 31, 2018.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2017 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2017 were $82,044 and total fund management fees accrued as of December 31, 2017 were $15,350,216. During the three months ended December 31, 2017, $22,188 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 59 of the Operating Partnerships.

During the quarter ended December 31, 2017, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2017.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 51 of the Operating Partnerships.

During the quarter ended December 31, 2017, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2017.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 45 of the Operating Partnerships.

During the quarter ended December 31, 2017, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of December 31, 2017. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 23 of the Operating Partnerships.

During the quarter ended December 31, 2017, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2017. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 23 of the Operating Partnerships.

During the quarter ended December 31, 2017, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2017.

Results of Operations

As of December 31, 2017 and 2016, the Fund held limited partnership interests in 40 and 53 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2017 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 12,936	$ -	$ 12,936
Series 16	24,663	-	24,663
Series 17	13,611	50,000	(36,389)
Series 18	22,257	20,050	2,207
Series 19	8,577	-	8,577
	$ 82,044	$ 70,050	$ 11,994

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 48,142	$ 29,362	$ 18,780
Series 16	75,964	13,298	62,666
Series 17	40,833	55,097	(14,264)
Series 18	67,320	23,149	44,171
Series 19	26,163	750	25,413
	$258,422	$ 121,656	$ 136,766

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 15 reflects a net loss from Operating Partnerships of $(132,296) and $(213,717), respectively, which includes depreciation and amortization of $292,021 and $412,170, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 2017, the investment general partner transferred its interest in University Meadows LDHA to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,306,546 and cash proceeds to the investment partnership of $140,000. Of the total proceeds received, $23,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $8,747 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $107,853 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $107,853 as of September 30, 2017.

In December 2017, the investment general partner transferred its interest in Chestnut Hill Estates, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $639,888 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Sunset Square Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $649,492 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor Eight Limited Partnership

Series 16

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 16 reflects a net loss from Operating Partnerships of $(215,136) and $(412,911), respectively, which includes depreciation and amortization of $446,024 and $542,973, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2017, the investment general partner transferred its interest in Falcon Ridge Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $817,869 and cash proceeds to the investment partnership of $33,735. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $32,235 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $32,235 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Newport Manor, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $906,774 and cash proceeds to the investment partnership of $31,626. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $30,126 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $30,126 as of December 31, 2017

In January 2018, the investment general partner transferred its interest in Holly Tree Manor of Holly Hill, a Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $783,396 and cash proceeds to the investment partnership of $77,600. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $75,600 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Series 17

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%.  The series had a total of 4 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 17 reflects a net loss from Operating Partnerships of $(129,750) and $(216,559), respectively, which includes depreciation and amortization of $280,489 and $411,864, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2017, the investment general partner transferred its interest in Oakwood Manor of Bennettsville, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $771,031 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,000 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,000 as of December 31, 2017.

Series 18

As of December 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 18 reflects a net loss from Operating Partnerships of $(329,370) and $(333,746), respectively, which includes depreciation and amortization of $321,007 and $363,200, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Marengo Park Apartments, Limited Partnership

Humboldt I, Limited Partnership

Natchitoches Elderly Apartments, Limited Partnership

Series 19

As of December 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%.  The series had a total of 3 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 19 reflects a net loss from Operating Partnerships of $(82,803) and $(105,718), respectively, which includes depreciation and amortization of $104,741 and $123,668, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In November 2017, the investment general partner transferred its interest in Independence Properties, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $743,037 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,500 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $21,500 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Munford Village, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $702,560 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Sherwood Knoll, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $689,460 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 13, 2018	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 13, 2018	/s/ Marc N. Teal	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

Marc N. Teal