Form 10-K
period 2018-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2018-06-22
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2018

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

FOR THE YEAR ENDED MARCH 31, 2018

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

A Registration Statement on Form S-11 and the related prospectus,(together with each subsequently filed prospectus, the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2018, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Offering of the Fund.

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

As of March 31, 2018 the Fund had invested in 9 Operating Partnerships on behalf of Series 15, 12 Operating Partnerships on behalf of Series 16, 4 Operating Partnerships on behalf of Series 17, 11 Operating Partnerships on behalf of Series 18 and 3 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 39 Operating Partnerships in five series, identified in the table set forth below. In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance As of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con Paid Thru 3/31/18

Barton Village Apartments	Arlington, GA	18	$452,670	10/92	03/93	100%	$101,154

Bergen Meadows	Bergen, NY	24	853,678	07/92	07/92	100%	199,420

Greenwood Village	Fort Gaines, GA	24	591,180	08/92	05/93	100%	131,268

Lakeside Apts.	Lake Village, AR	32	1,096,290	08/94	08/95	100%	282,004

Livingston Plaza	Livingston, TX	24	580,629	12/92	11/93	100%	176,534

Marshall Lane Apts.	Marshallville, GA	18	492,222	08/92	12/92	100%	114,200

North Trail Apts.	Arkansas City, KS	24	713,391	09/94	12/94	100%	194,118

Village Woods	Healdton, OK	24	606,960	08/94	12/94	100%	173,616

Whitewater Village Apts.	Ideal, GA	18	465,058	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance As of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con Paid Thru 3/31/18

Bernice Villa Apts.	Bernice, LA	32	$638,493	05/93	10/93	100%	$200,476

Canterfield Manor	Denmark, SC	20	679,162	11/92	01/93	100%	175,959

Carriage Park Village	Westville, OK	24	554,841	02/93	07/93	100%	144,714

Cumberland Woods Apts.	Middlesboro, KY	40	1,287,855	12/93	10/94	100%	412,700

Fairmeadow Apts.	Latta, SC	24	775,058	01/93	07/93	100%	195,400

Greenfield Properties	Greenfield, MO	20	456,833	01/93	05/93	100%	126,046

Parkwoods Apts.	Anson, ME	24	1,132,088	12/92	09/93	100%	320,206

Ransom St. Apartments	Blowing Rock, NC	13	460,879	12/93	11/94	100%	100,249

St. Joseph Square Apts.	St. Joseph, LA	32	824,646	05/93	09/93	100%	206,086

The Woodlands	Tupper Lake, NY	18	843,212	09/94	02/95	100%	214,045

Vista Linda Apartments	Sabana Grande, PR	50	2,263,724	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	866,716	05/93	05/93	100%	231,741

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance As of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con Paid Thru 3/31/18

Cairo Senior Housing	Cairo, NY	24	$948,285	05/93	04/93	100%	$201,711

Fuera Bush Senior Housing	Fuera Bush, NY	24	964,020	07/93	05/93	100%	189,364

Royale Townhomes	Glen Muskegon, MI	79	1,069,190	12/93	12/94	100%	909,231

West Oaks Apartments	Raleigh, NC	50	1,230,200	06/93	07/93	100%	811,994

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance As of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con Paid Thru 3/31/18

Briarwood Apartments	Humbolt, IA	20	$643,674	08/94	04/95	100%	$162,536

Kristine Apartments	Bakersfield, CA	60	512,660	10/94	10/94	100%	1,636,293

Leesville Elderly Apts.	Leesville, LA	54	2,069,095	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,103,317	07/94	09/94	100%	595,439

Marengo Park Apts.	Marengo, IA	24	654,854	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	429,424	11/93	09/94	100%	96,908

Natchitoches Senior Apartments	Natchitoches, LA	40	1,638,361	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	719,109	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	412,542	01/94	07/94	100%	116,860

Peach Tree Apartments	Felton, DE	32	1,299,563	01/94	07/93	100%	206,100

Vivian Seniors Apts.	Vivian, LA	40	1,692,538	07/94	09/94	100%	625,691

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance As of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con Paid Thru 3/31/18

Carrollton Villa	Carrollton, MO	48	$1,322,464	06/94	03/95	100%	$1,121,758

Poplar Ridge Apts.	Madison, VA	16	578,259	12/93	10/94	100%	124,704

Summerset Apartments	Swainsboro, GA	30	841,482	01/94	11/95	100%	223,029

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Fund Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2018 the Fund has 12,567 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,327 investors holding 3,870,500 BACs, Series 16 consists of 3,246 investors holding 5,429,402 BACs, Series 17 consists of 2,749 investors holding 5,000,000 BACs, Series 18 consists of 2,018 investors holding 3,616,200 BACs, and Series 19 consists of 2,227 investors holding 4,080,000 BACs at March 31, 2018.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2018.

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

During the years ended March 31, 2017 and 2018, the Fund did not make a return of equity distribution to the BAC holders.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2018 were $329,689, and total fund management fees accrued as of March 31, 2018 were $14,740,050. During the year ended March 31, 2018 the Fund paid fees of $889,044 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2018, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2018, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2018, 59 of the properties have been disposed of and 9 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2018, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2018, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2018, 52 of the properties have been disposed of and 12 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 17). The Fund commenced offering BACs in Series 17 on January 24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2018, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2018, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2018, 45 of the properties have been disposed of and 4 remain. The Fund had completed payments of all installments of its capital contributions to 48 of the 49 Operating Partnerships. Series 17 has outstanding contributions payable to 1 Operating Partnership in the amount of $7,893 as of March 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 18). The Fund commenced offering BACs in Series 18 on June 17,1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2018, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2018, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2018, 23 of the properties have been disposed of and 11 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2018, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2018, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2018, 23 of the properties have been disposed of and 3 remain. The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2018 and 2017, was $196,682 and $333,848, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $2,492,155 and $(359,392), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 15 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) for series 15 was $190,537 and $(80,612), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, professional fees, and the partnership management fee.

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

In December 2017, the investment general partner transferred its interest in Chestnut Hill Estates, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $639,888 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Sunset Square Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $649,492 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor Eight Limited Partnership

(Series 16). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $1,891,394 and $2,808,574, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 16 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018, and 2017, the net income (loss) for series 16 was $125,865 and $112,314, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, professional fees, and the partnership management fee.

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

In December 2017, the investment general partner transferred its interest in Falcon Ridge Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $817,869 and cash proceeds to the investment partnership of $33,735. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $32,235 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $32,235 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Newport Manor, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $906,774 and cash proceeds to the investment partnership of $31,626. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $30,126 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $30,126 as of December 31, 2017.

In January 2018, the investment general partner transferred its interest in Holly Tree Manor of Holly Hill, a Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $783,396 and cash proceeds to the investment partnership of $77,600. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $75,600 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $75,600 as of March 31, 2018.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Greenfield Properties, LP

(Series 17). As of March 31, 2018 and 2017, the average Qualified Occupancy for the Series was 100%. The series had a total of 4 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $325,770 and $1,285,472, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 17 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) for series 17 was $(9,461) and $(78,112), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, professional fees, and the partnership management fee.

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

(Series 18). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $340,138 and $(344,621), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) for series 18 was $452,236 and $(124,922), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, professional fees, and the partnership management fee.

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

In April 2017, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV – Series 20 transferred their respective interests in Virginia Avenue Affordable Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $499,989 and cash proceeds to the investment partnerships of $823,080 and $156,777 for Series 18 and Series 20, respectively. Of the total proceeds received, $7,560 and $1,440, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $815,520 and $155,337, for Series 18 and Series 20, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Marengo Park Apartments, Limited Partnership

Humboldt I, Limited Partnership

Natchitoches Elderly Apartments, Limited Partnership

(Series 19). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2017 and 2016, the series, in total, generated $1,098,230 and $(314,946), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 19 was $0. Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) for series 19 was $(1,395) and $(94,495), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, professional fees, and the partnership management fee.

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

In December 2017, the investment general partner transferred its interest in Munford Village, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $702,560 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Sherwood Knoll, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $689,460 and cash proceeds to the investment partnership of $25,301. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,801 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,801 as of December 31, 2017.

In April 2018, the investment general partner transferred its interest in Madison Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $571,026 and no cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 19.

In May 2018, the investment general partner transferred its interest in Summerset Housing Limited Partnership to entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $839,048 and cash proceeds to the investment partnership of $15,500. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,000 will be returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2018.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 69, is one of the two original founders of Boston Capital Corporation, which was formed in 1974. From its beginning, Boston Capital’s goal was to focus on providing equity investment capital for the development of apartment properties throughout the country. Under Mr. Manning’s leadership as CEO for the past 44 years, Boston Capital has grown into one of the largest owners/investors in apartment properties in the United States. Through a number of affiliated partnerships, Boston Capital’s present portfolio is comprised of approximately 1,556 properties with an original development cost in excess of $19.6 billion. These properties are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. As CEO of Boston Capital, Mr. Manning continues to oversee the company’s business development goals. Capitalizing on its core competencies of tax credit investment underwriting, those business development goals include an expansion of investment capital for market rate real estate investment as well as providing mortgage financing for a limited and exclusive number of property acquisitions. Mr. Manning is a recognized leader in the housing and real estate industries, and has served on the boards of a number of national housing organizations and governmental commissions. In 1997, President Clinton appointed Mr. Manning to the President’s Export Council, a board comprised primarily of Fortune 500 CEOs that advised the President on government policies and programs that affect U.S. trade performance. He was also a Presidential appointee to the President’s Advisory Committee on the Arts. Mr. Manning serves on the boards of numerous organizations and charities including The Alliance for Business Leadership and the American Ireland Fund. Mr. Manning is also a member of the Board of Directors of Liberty Mutual Group, the parent company of Liberty Mutual Insurance Company, and sits on Liberty Mutual’s investment and compensation committees.

Mr. Manning is a graduate of Boston College.

Jeffrey H. Goldstein, age 56, directs Boston Capital’s comprehensive real estate services, which include all aspects of origination, underwriting and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Prior to assuming the role of COO, Mr. Goldstein served as Director of Acquisitions and prior to that served as Director of Asset Management. He also served as the head of the Dispositions and Special Assets Groups. With more than 30 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital’s businesses. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. Mr. Goldstein is active in the Dana Farber Cancer Institute community, serving as a member on its Visiting Committee. Mr. Goldstein holds a BA from the University of Colorado and an MBA from Northeastern University.

Kevin P. Costello, age 71, directs the functions of the Boston Capital Institutional Investment business. He has led this operational area since its inception in 1992, which encompasses investment activities for corporate institutional, private proprietary and state CRA funds. All investor services and communications to Boston Capital’s corporate investors fall under his responsibility as well. Mr. Costello has over 25 years of experience in the real estate syndication and investment services industry including previous roles at Boston Capital managing the Affordable Housing Acquisition Team as well as being responsible for the structuring and distribution of conventional and tax credit private placements. Prior to the introduction of the corporate tax credit business, Mr. Costello was responsible for broker dealer due diligence and investor services for the Boston Capital public tax credit funds. He currently serves on the Executive Committee at Boston Capital. Prior to joining Boston Capital in 1987, Mr. Costello held executive positions with real estate syndication and investment services firms. Mr. Costello serves on the Board of Directors of FamilyAid Boston, whose mission is to prevent and end homelessness. He is a graduate of Stonehill College and received an MBA in Finance from the Rutgers Graduate School of Business Administration.

Marc N. Teal, age 54, oversees the operational accounting, including financial and SEC reporting, budgeting, audit and tax for Boston Capital, its affiliated entities and all Boston Capital-sponsored programs. He is also responsible for the additional oversight of internal audit, regulatory and housing compliance and information technology. Mr. Teal manages Boston Capital’s banking and borrowing relationships and directs the treasury management of all working capital reserves. He previously served as Director of Accounting and prior to that served as Vice President of Partnership Accounting. Mr. Teal has more than 27 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal held various positions with Cabot, Cabot & Forbes, a multifaceted real estate company and Liberty Real Estate Corp. He received a BS in Accountancy from Bentley University and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2018 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2018 was $196,682.

2. The Fund has reimbursed an affiliate of the general partner a total of $84,238 for amounts charged to operations during the year ended March 31, 2018. The reimbursement includes legal, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2018, 21,996,102 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

1.	Everest Housing

199 South Los Robles Ave., Suite 200

Pasadena, CA 91101

Series	% of BACs held
Series 15	8.37%
Series 16	10.34%
Series 18	9.40%
Series 19	7.01%

2.	Warren Heller

515 W Buckeye Rd., Suite 104

Phoenix, AZ 85003

Series	% of BACs held
Series 17	11.90%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2018.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2018 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$16,090	$19,840	$15,765	$14,640	$12,090

Audit Related Fees	-	-	-	-	-

Tax Fees	6,230	7,628	5,065	5,764	4,366

All Other Fees	1,572	2,200	1,870	1,366	1,508

Total	$23,892	$29,668	$22,700	$21,770	$17,964

Fees paid to the Fund’s independent auditors for fiscal year 2017 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$19,310	$18,860	$17,185	$14,460	$11,910

Audit Related Fees	-	-	-	-	-

Tax Fees	6,974	7,655	5,839	5,839	4,250

All Other Fees	2,047	2,825	8,393	1,779	1,870

Total	$28,331	$29,340	$31,417	$22,078	$18,030

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

(a)	1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2018 and 2017.

Statements of Operations for the years ended March 31, 2018 and 2017.

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2018 and 2017.

Statements of Cash Flows for the years ended March 31, 2018 and 2017.

Notes to Financial Statements March 31, 2018 and 2017.

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)	1.Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund III L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)(Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund III L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

Exhibit No. 10 - Material contracts.

a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund III L.P., filed herein

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Peachtree L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 1994) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

b.	Agreement of Limited Partnership of Hackley-Barclay LDHA (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 1994) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

c.	Agreement of Limited Partnership of West End Manor of Union Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 1994) (Filed on paper – hyperlink not required pursuant to Rule 105 of Regulation S-T.).

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund III, L.P. Annual Report on Form 10-K for the period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 22, 2018	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 22, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

June 22, 2018	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal

