Form 10-Q
period 2018-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2018-08-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-19
Condensed Statements of Cash Flows	20-25
Notes to Condensed Financial Statements	26-38

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	39-50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. Mine Safety Disclosures	52

Item 5. Other Information	52

Item 6. Exhibits	52

Signatures	53

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	1,486,967	1,632,938
	$ 1,486,967	$ 1,632,938

LIABILITIES

Accounts payable & accrued expenses	$ 8,000	$ 2,000
Accounts payable affiliates (Note C)	13,897,604	14,740,050
Capital contributions payable (Note D)	26,447	26,447
	13,932,051	14,768,497

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,778,581 outstanding as of June 30, 2018 and March 31, 2018	(10,564,904)	(11,248,474)
General Partner	(1,880,180)	(1,887,085)
	(12,445,084)	(13,135,559)
	$ 1,486,967	$ 1,632,938

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	241,442	244,074
	$ 241,442	$ 244,074

LIABILITIES

Accounts payable & accrued expenses	$ 3,500	$ -
Accounts payable affiliates (Note C)	3,045,038	3,034,436
Capital contributions payable (Note D)	-	-
	3,048,538	3,034,436

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,811,700 outstanding as of June 30, 2018 and March 31, 2018	(2,456,836)	(2,440,269)
General Partner	(350,260)	(350,093)
	(2,807,096)	(2,790,362)
	$ 241,442	$ 244,074

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	224,359	320,396
	$ 224,359	$ 320,396

LIABILITIES

Accounts payable & accrued expenses	$ 2,000	$ 2,000
Accounts payable affiliates (Note C)	7,834,862	7,890,441
Capital contributions payable (Note D)	-	-
	7,836,862	7,892,441

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,367,700 outstanding as of June 30, 2018 and March 31, 2018	(7,069,770)	(7,029,717)
General Partner	(542,733)	(542,328)

	(7,612,503)	(7,572,045)
	$ 224,359	$ 320,396

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	513,102	536,326
	$ 513,102	$ 536,326

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	7,893	7,893

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,956,447 outstanding as of June 30, 2018 and March 31, 2018	872,364	895,356
General Partner	(367,155)	(366,923)
	505,209	528,433
	$ 513,102	$ 536,326

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	333,035	351,136
	$ 333,035	$ 351,136

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	3,017,704	3,815,173
Capital contributions payable (Note D)	18,554	18,554
	3,036,258	3,833,727

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,586,734 outstanding as of June 30, 2018 and March 31, 2018	(2,365,963)	(3,137,537)
General Partner	(337,260)	(345,054)
	(2,703,223)	(3,482,591)
	$ 333,035	$ 351,136

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	175,029	181,006
	$ 175,029	$ 181,006

LIABILITIES

Accounts payable & accrued expenses	$ 2,500	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	2,500	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,056,000 outstanding as of June 30, 2018 and March 31, 2018	455,301	463,693
General Partner	(282,772)	(282,687)
	172,529	181,006
	$ 175,029	$ 181,006

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2018	2017

Income
Interest income	$ 3,706	$ 696
Other income	10,276	12,038
	13,982	12,734

Share of Income from Operating Partnerships(Note D)	841,020	743,423

Expenses
Professional fees	89,057	22,050
Fund management fee, net (Note C)	53,410	56,397
General and administrative expenses	22,060	21,524
	164,527	99,971

NET INCOME (LOSS)	$ 690,475	$ 656,186

Net income (loss) allocated to limited assignees	$ 683,570	$ 649,625

Net income (loss) allocated to general partner	$ 6,905	$ 6,561

Net income (loss) per BAC	$ .03	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 15

	2018	2017

Income
Interest income	$ 433	$ 12
Other income	-	-
	433	12

Share of Income from Operating Partnerships(Note D)	12,500	109,786

Expenses
Professional fees	18,280	4,725
Fund management fee, net (Note C)	7,140	1,293
General and administrative expenses	4,247	4,235
	29,667	10,253

NET INCOME (LOSS)	$ (16,734)	$ 99,545

Net income (loss) allocated to limited assignees	$ (16,567)	$ 98,550

Net income (loss) allocated to general partner	$ (167)	$ 995

Net income (loss) per BAC	$ (.00)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2018	2017

Income
Interest income	$ 449	$ 271
Other income	201	80
	650	351

Share of Income from Operating Partnerships(Note D)	-	124,933

Expenses
Professional fees	21,425	5,775
Fund management fee, net (Note C)	14,485	15,540
General and administrative expenses	5,198	4,840
	41,108	26,155

NET INCOME (LOSS)	$ (40,458)	$ 99,129

Net income (loss) allocated to limited assignees	$ (40,053)	$ 98,138

Net income (loss) allocated to general partner	$ (405)	$ 991

Net income (loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2018	2017

Income
Interest income	$ 838	$ 292
Other income	10,075	11,958
	10,913	12,250

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	20,332	3,850
Fund management fee, net (Note C)	9,219	9,514
General and administrative expenses	4,586	4,450
	34,137	17,814

NET INCOME (LOSS)	$ (23,224)	$ (5,564)

Net income (loss) allocated to limited assignees	$ (22,992)	$ (5,508)

Net income (loss) allocated to general partner	$ (232)	$ (56)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 18

	2018	2017

Income
Interest income	$ 1,672	$ 99
Other income	-	-
	1,672	99

Share of Income from Operating Partnerships(Note D)	815,520	508,704

Expenses
Professional fees	15,775	4,375
Fund management fee, net (Note C)	18,051	21,257
General and administrative expenses	3,998	3,979
	37,824	29,611

NET INCOME (LOSS)	$ 779,368	$ 479,192

Net income (loss) allocated to limited assignees	$ 771,574	$ 474,400

Net income (loss) allocated to general partner	$ 7,794	$ 4,792

Net income (loss) per BAC	$ .22	$ .13

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2018	2017

Income
Interest income	$ 314	$ 22
Other income	-	-
	314	22

Share of Income from Operating Partnerships(Note D)	13,000	-

Expenses
Professional fees	13,245	3,325
Fund management fee, net (Note C)	4,515	8,793
General and administrative expenses	4,031	4,020
	21,791	16,138

NET INCOME (LOSS)	$ (8,477)	$ (16,116)

Net income (loss) allocated to limited assignees	$ (8,392)	$ (15,955)

Net income (loss) allocated to general partner	$ (85)	$ (161)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$(11,248,474)	$ (1,887,085)	$(13,135,559)

Net income (loss)	683,570	6,905	690,475

Partners' capital (deficit), June 30, 2018	$(10,564,904)	$ (1,880,180)	$(12,445,084)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2018	$ (2,440,269)	$ (350,093)	$ (2,790,362)

Net income (loss)	(16,567)	(167)	(16,734)

Partners' capital (deficit), June 30, 2018	$ (2,456,836)	$ (350,260)	$ (2,807,096)

Series 16
Partners' capital (deficit) April 1, 2018	$ (7,029,717)	$ (542,328)	$ (7,572,045)

Net income (loss)	(40,053)	(405)	(40,458)

Partners' capital (deficit), June 30, 2018	$ (7,069,770)	$ (542,733)	$ (7,612,503)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2018	$ 895,356	$ (366,923)	$ 528,433

Net income (loss)	(22,992)	(232)	(23,224)

Partners' capital (deficit), June 30, 2018	$ 872,364	$ (367,155)	$ 505,209

Series 18
Partners' capital (deficit) April 1, 2018	$ (3,137,537)	$ (345,054)	$ (3,482,591)

Net income (loss)	771,574	7,794	779,368

Partners' capital (deficit), June 30, 2018	$ (2,365,963)	$ (337,260)	$ (2,703,223)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2018	$ 463,693	$ (282,687)	$ 181,006

Net income (loss)	(8,392)	(85)	(8,477)

Partners' capital (deficit), June 30, 2018	$ 455,301	$ (282,772)	$ 172,529

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 690,475	$ 656,186
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(841,020)	(743,423)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,000	(26,438)
(Decrease) Increase in accounts payable affiliates	(842,446)	(83,166)

Net cash used in operating activities	(986,991)	(196,841)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	841,020	743,423

Net cash provided by investing activities	841,020	743,423

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145,971)	546,582

Cash and cash equivalents, beginning	1,632,938	1,460,257

Cash and cash equivalents, ending	$ 1,486,967	$ 2,006,839

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (16,734)	$ 99,545
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(12,500)	(109,786)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	(5,100)
(Decrease) Increase in accounts payable affiliates	10,602	(7,995)

Net cash used in operating activities	(15,132)	(23,336)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	12,500	109,786

Net cash provided by investing activities	12,500	109,786

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,632)	86,450

Cash and cash equivalents, beginning	244,074	64,641

Cash and cash equivalents, ending	$ 241,442	$ 151,091

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (40,458)	$ 99,129
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(124,933)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(55,579)	(97,977)

Net cash used in operating activities	(96,037)	(123,781)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	124,933

Net cash provided by investing activities	-	124,933

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,037)	1,152

Cash and cash equivalents, beginning	320,396	327,901

Cash and cash equivalents, ending	$ 224,359	$ 329,053

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 17

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (23,224)	$ (5,564)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(14,000)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	(23,224)	(19,564)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,224)	(19,564)

Cash and cash equivalents, beginning	536,326	559,787

Cash and cash equivalents, ending	$ 513,102	$ 540,223

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 18

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 779,368	$ 479,192
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(815,520)	(508,704)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	162
(Decrease) Increase in accounts payable affiliates	(797,469)	22,806

Net cash used in operating activities	(833,621)	(6,544)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	815,520	508,704

Net cash provided by investing activities	815,520	508,704

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,101)	502,160

Cash and cash equivalents, beginning	351,136	318,027

Cash and cash equivalents, ending	$ 333,035	$ 820,187

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 19

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (8,477)	$ (16,116)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(13,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,500	(7,500)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	(18,977)	(23,616)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	13,000	-

Net cash provided by investing activities	13,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,977)	(23,616)

Cash and cash equivalents, beginning	181,006	189,901

Cash and cash equivalents, ending	$ 175,029	$ 166,285

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2018, 3,811,700 BACs in Series 15, 5,367,700 BACs in Series 16, 4,956,447 BACs in Series 17, 3,586,734 BACs in Series 18, and 4,056,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2018 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ 10,602	$ 8,005
Series 16	20,021	26,638
Series 17	12,219	13,611
Series 18	18,051	22,806
Series 19	4,515	8,793
	$ 65,408	$ 79,853

The fund management fees paid for the three months ended June 30, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ -	$ 16,000
Series 16	75,600	124,615
Series 17	12,219	13,611
Series 18	815,520	-
Series 19	4,515	8,793
	$ 907,854	$ 163,019

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2018 and 2017, the Fund had limited partnership interests in 35 and 49 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2018 and 2017 is as follows:

	2018	2017
Series 15	8	12
Series 16	12	15
Series 17	4	5
Series 18	10	11
Series 19	1	6
	35	49

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ -	$ -
Series 16	-	-
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 26,447

During the three months ended June 30, 2018 the Fund disposed of four Operating Partnerships. A summary of the dispositions by Series for June 30, 2018 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	1	-	$12,500	$12,500
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	1	-	815,520	815,520
Series 19	2	-	13,000	13,000

Total	4	-	$841,020	$841,020

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2018.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2018	2017

Revenues
Rental	$ 1,519,815	$ 2,043,911
Interest and other	30,018	47,093

	1,549,833	2,091,004

Expenses
Interest	173,752	258,207
Depreciation and amortization	371,050	522,592
Operating expenses	1,238,787	1,631,123
	1,783,589	2,411,922

NET LOSS	$ (233,756)	$ (320,918)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (231,418)	$ (317,708)

Net loss allocated to other Partners	$ (2,338)	$ (3,210)

* Amounts include $231,418 and $317,708 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2018	2017

Revenues
Rental	$ 251,313	$ 472,551
Interest and other	5,313	12,136

	256,626	484,687

Expenses
Interest	18,309	64,648
Depreciation and amortization	61,219	122,301
Operating expenses	212,334	350,407
	291,862	537,356

NET LOSS	$ (35,236)	$ (52,669)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (34,884)	$ (52,142)

Net loss allocated to other Partners	$ (352)	$ (527)

* Amounts include $34,884 and $52,142 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2018	2017

Revenues
Rental	$ 531,279	$ 631,546
Interest and other	6,474	13,307

	537,753	644,853

Expenses
Interest	59,526	72,743
Depreciation and amortization	125,455	155,007
Operating expenses	406,967	494,968
	591,948	722,718

NET LOSS	$ (54,195)	$ (77,865)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (53,653)	$ (77,086)

Net loss allocated to other Partners	$ (542)	$ (779)

* Amounts include $53,653 and $77,086 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2018	2017

Revenues
Rental	$ 289,580	$ 317,680
Interest and other	5,876	6,022

	295,456	323,702

Expenses
Interest	26,527	31,037
Depreciation and amortization	85,934	96,794
Operating expenses	211,697	242,164
	324,158	369,995

NET LOSS	$ (28,702)	$ (46,293)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (28,414)	$ (45,830)

Net loss allocated to other Partners	$ (288)	$ (463)

* Amounts include $28,414 and $45,830 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2018	2017

Revenues
Rental	$ 402,729	$ 434,057
Interest and other	8,479	10,140

	411,208	444,197

Expenses
Interest	66,084	69,436
Depreciation and amortization	95,993	107,002
Operating expenses	357,847	377,549
	519,924	553,987

NET LOSS	$ (108,716)	$ (109,790)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (107,629)	$ (108,692)

Net loss allocated to other Partners	$ (1,087)	$ (1,098)

* Amounts include $107,629 and $108,692 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2018	2017

Revenues
Rental	$ 44,914	$ 188,077
Interest and other	3,876	5,488

	48,790	193,565

Expenses
Interest	3,306	20,343
Depreciation and amortization	2,449	41,488
Operating expenses	49,942	166,035
	55,697	227,866

NET LOSS	$ (6,907)	$ (34,301)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (6,838)	$ (33,958)

Net loss allocated to other Partners	$ (69)	$ (343)

* Amounts include $6,838 and $33,958 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2014 remain open.

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
June 30, 2018
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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2018 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2018 were $65,408 and total fund management fees accrued as of June 30, 2018 were $13,897,604. During the three months ended June 30, 2018, $907,854 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 60 of the Operating Partnerships.

During the quarter ended June 30, 2018, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2018.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 52 of the Operating Partnerships.

During the quarter ended June 30, 2018, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2018.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 45 of the Operating Partnerships.

During the quarter ended June 30, 2018, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of June 30, 2018. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 24 of the Operating Partnerships.

During the quarter ended June 30, 2018, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2018. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 25 of the Operating Partnerships.

During the quarter ended June 30, 2018, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2018.

Results of Operations

As of June 30, 2018 and 2017, the Fund held limited partnership interests in 35 and 49 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2018 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 10,602	$ 3,462	$ 7,140
Series 16	20,021	5,536	14,485
Series 17	12,219	3,000	9,219
Series 18	18,051	-	18,051
Series 19	4,515	-	4,515
	$ 65,408	$ 11,998	$ 53,410

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%.  The series had a total of 8 properties June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 15 reflects a net loss from Operating Partnerships of $(35,236) and $(52,669), respectively, which includes depreciation and amortization of $61,219 and $122,301, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In June 2018, the investment general partner transferred its interest in Beckwood Manor Eight Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,096,290 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $12,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $12,500 as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Bergen Meadows

Series 16

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 16 reflects a net loss from Operating Partnerships of $(54,195) and $(77,865), respectively, which includes depreciation and amortization of $125,455 and $155,007, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Anson Limited Partnership

Greenfield Properties, LP

Series 17

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%.  The series had a total of 4 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 17 reflects a net loss from Operating Partnerships of $(28,702) and $(46,293), respectively, which includes depreciation and amortization of $85,934 and $96,794, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Brewer Street Apartments

Series 18

As of June 30, 2018 and 2017 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 18 reflects a net loss from Operating Partnerships of $(108,716) and $(109,790), respectively, which includes depreciation and amortization of $95,993 and $107,002, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2017, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV - Series 20 transferred their respective interests in Virginia Avenue Affordable Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $499,989 and cash proceeds to the investment partnerships of $823,080 and $156,777 for Series 18 and Series 20, respectively. Of the total proceeds received, $7,560 and $1,440, for Series 18 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $815,520 and $155,337, for Series 18 and Series 20, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $815,520 and $155,337, for Series 18 and Series 20, respectively, as of June 30, 2018.

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

Marengo Park Apartments, Limited Partnership

Humboldt I, Limited Partnership

Natchitoches Elderly Apartments, Limited Partnership

Leesville Elderly Apartments, an LA Partnership

Series 19

As of June 30, 2018 and 2017 the average Qualified Occupancy for the series was 100%.  The series had a total of 1 property at June 30, 2018, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 19 reflects a net loss from Operating Partnerships of $(6,907) and $(34,301), respectively, which includes depreciation and amortization of $2,449 and $41,488, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2018, the investment general partner transferred its interest in Madison Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $571,026 and no cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 19. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of June 30, 2018.

In May 2018, the investment general partner transferred its interest in Summerset Housing Limited Partnership to entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $839,048 and cash proceeds to the investment partnership of $15,500. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,000 will be returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,000 as of June 30, 2018.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

4.1 The First Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund III L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2018).

ex4-1.htm

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

BCTC III CERT 302

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein BCTC III CERT 302

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

BCTC III CERT 906

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

BCTC III CERT 906

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 13, 2018	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 13, 2018	/s/ Marc N. Teal	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

Marc N. Teal