Form 10-Q
period 2018-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2018-11-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated Filer □
Non-accelerated filer ☒	Smaller Reporting Company ☒
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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-21
Condensed Statements of Changes in Partners' Capital (Deficit)	22-25
Condensed Statements of Cash Flows	26-31
Notes to Condensed Financial Statements	32-44

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	45-56

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	57

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 4. Mine Safety Disclosures	58

Item 5. Other Information	58

Item 6. Exhibits	58

Signatures	59

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	1,278,877	1,632,938
	$ 1,278,877	$ 1,632,938

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 2,000
Accounts payable affiliates (Note C)	13,699,762	14,740,050
Capital contributions payable (Note D)	26,447	26,447
	13,726,209	14,768,497

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,778,581 outstanding as of September 30, 2018 and March 31, 2018	(10,567,129)	(11,248,474)
General Partner	(1,880,203)	(1,887,085)
	(12,447,332)	(13,135,559)
	$ 1,278,877	$ 1,632,938

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	165,712	244,074
	$ 165,712	$ 244,074

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	2,991,310	3,034,436
Capital contributions payable (Note D)	-	-
	2,991,310	3,034,436

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,811,700 outstanding as of September 30, 2018 and March 31, 2018	(2,475,153)	(2,440,269)
General Partner	(350,445)	(350,093)
	(2,825,598)	(2,790,362)
	$ 165,712	$ 244,074

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	136,758	320,396
	$ 136,758	$ 320,396

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 2,000
Accounts payable affiliates (Note C)	7,774,800	7,890,441
Capital contributions payable (Note D)	-	-
	7,774,800	7,892,441

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,367,700 outstanding as of September 30, 2018 and March 31, 2018	(7,095,054)	(7,029,717)
General Partner	(542,988)	(542,328)

	(7,638,042)	(7,572,045)
	$ 136,758	$ 320,396

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	590,156	536,326
	$ 590,156	$ 536,326

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	7,893	7,893

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,956,447 outstanding as of September 30, 2018 and March 31, 2018	948,648	895,356
General Partner	(366,385)	(366,923)
	582,263	528,433
	$ 590,156	$ 536,326

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	225,223	351,136
	$ 225,223	$ 351,136

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	2,933,652	3,815,173
Capital contributions payable (Note D)	18,554	18,554
	2,952,206	3,833,727

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,586,734 outstanding as of September 30, 2018 and March 31, 2018	(2,389,485)	(3,137,537)
General Partner	(337,498)	(345,054)
	(2,726,983)	(3,482,591)
	$ 225,223	$ 351,136

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	161,028	181,006
	$ 161,028	$ 181,006

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,056,000 outstanding as of September 30, 2018 and March 31, 2018	443,915	463,693
General Partner	(282,887)	(282,687)
	161,028	181,006
	$ 161,028	$ 181,006

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2018	2017

Income
Interest income	$ 2,891	$ 821
Other income	100,693	3,337
	103,584	4,158

Share of Income from Operating Partnerships(Note D)	-	107,853

Expenses
Professional fees	14,080	79,644
Fund management fee, net (Note C)	55,128	68,375
General and administrative expenses	36,626	31,459
	105,834	179,478

NET INCOME (LOSS)	$ (2,250)	$ (67,467)

Net income (loss) allocated to limited assignees	$ (2,228)	$ (66,794)

Net income (loss) allocated to general partner	$ (22)	$ (673)

Net income (loss) per BAC	$ .00	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 15

	2018	2017

Income
Interest income	$ 367	$ 28
Other income	-	321
	367	349

Share of Income from Operating Partnerships(Note D)	-	107,853

Expenses
Professional fees	2,960	16,307
Fund management fee, net (Note C)	8,772	4,551
General and administrative expenses	7,138	6,064
	18,870	26,922

NET INCOME (LOSS)	$ (18,503)	$ 81,280

Net income (loss) allocated to limited assignees	$ (18,318)	$ 80,467

Net income (loss) allocated to general partner	$ (185)	$ 813

Net income (loss) per BAC	$ (.00)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2018	2017

Income
Interest income	$ 415	$ 326
Other income	1,677	2,000
	2,092	2,326

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,200	21,033
Fund management fee, net (Note C)	16,271	22,463
General and administrative expenses	8,161	7,053
	27,632	50,549

NET INCOME (LOSS)	$ (25,540)	$ (48,223)

Net income (loss) allocated to limited assignees	$ (25,285)	$ (47,741)

Net income (loss) allocated to general partner	$ (255)	$ (482)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2018	2017

Income
Interest income	$ 1,294	$ 348
Other income	98,000	-
	99,294	348

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,480	15,990
Fund management fee, net (Note C)	12,219	12,611
General and administrative expenses	7,541	6,583
	22,240	35,184

NET INCOME (LOSS)	$ 77,054	$ (34,836)

Net income (loss) allocated to limited assignees	$ 76,283	$ (34,488)

Net income (loss) allocated to general partner	$ 771	$ (348)

Net income (loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 18

	2018	2017

Income
Interest income	$ 496	$ 101
Other income	933	933
	1,429	1,034

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,900	14,535
Fund management fee, net (Note C)	15,448	20,707
General and administrative expenses	6,840	5,735
	25,188	40,977

NET INCOME (LOSS)	$ (23,759)	$ (39,943)

Net income (loss) allocated to limited assignees	$ (23,521)	$ (39,544)

Net income (loss) allocated to general partner	$ (238)	$ (399)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2018	2017

Income
Interest income	$ 319	$ 18
Other income	83	83
	402	101

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	2,540	11,779
Fund management fee, net (Note C)	2,418	8,043
General and administrative expenses	6,946	6,024
	11,904	25,846

NET INCOME (LOSS)	$ (11,502)	$ (25,745)

Net income (loss) allocated to limited assignees	$ (11,387)	$ (25,488)

Net income (loss) allocated to general partner	$ (115)	$ (257)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2018	2017

Income
Interest income	$ 6,597	$ 1,516
Other income	110,969	15,375
	117,566	16,891

Share of Income from Operating Partnerships(Note D)	841,020	851,276

Expenses
Professional fees	103,137	101,694
Fund management fee, net (Note C)	108,538	124,772
General and administrative expenses	58,684	52,983
	270,359	279,449

NET INCOME (LOSS)	$ 688,227	$ 588,718

Net income (loss) allocated to limited assignees	$ 681,345	$ 582,832

Net income (loss) allocated to general partner	$ 6,882	$ 5,886

Net income (loss) per BAC	$ .03	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2018	2017

Income
Interest income	$ 800	$ 40
Other income	-	321
	800	361

Share of Income from Operating Partnerships(Note D)	12,500	217,639

Expenses
Professional fees	21,240	21,032
Fund management fee, net (Note C)	15,912	5,844
General and administrative expenses	11,384	10,299
	48,536	37,175

NET INCOME (LOSS)	$ (35,236)	$ 180,825

Net income (loss) allocated to limited assignees	$ (34,884)	$ 179,017

Net income (loss) allocated to general partner	$ (352)	$ 1,808

Net income (loss) per BAC	$ (.01)	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2018	2017

Income
Interest income	$ 864	$ 596
Other income	1,878	2,080
	2,742	2,676

Share of Income from Operating Partnerships(Note D)	-	124,933

Expenses
Professional fees	24,625	26,808
Fund management fee, net (Note C)	30,756	38,003
General and administrative expenses	13,358	11,893
	68,739	76,704

NET INCOME (LOSS)	$ (65,997)	$ 50,905

Net income (loss) allocated to limited assignees	$ (65,337)	$ 50,396

Net income (loss) allocated to general partner	$ (660)	$ 509

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2018	2017

Income
Interest income	$ 2,132	$ 641
Other income	108,075	11,958
	110,207	12,599

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	22,812	19,840
Fund management fee, net (Note C)	21,438	22,125
General and administrative expenses	12,127	11,033
	56,377	52,998

NET INCOME (LOSS)	$ 53,830	$ (40,399)

Net income (loss) allocated to limited assignees	$ 53,292	$ (39,995)

Net income (loss) allocated to general partner	$ 538	$ (404)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2018	2017

Income
Interest income	$ 2,168	$ 199
Other income	933	933
	3,101	1,132

Share of Income from Operating Partnerships(Note D)	815,520	508,704

Expenses
Professional fees	18,675	18,910
Fund management fee, net (Note C)	33,499	41,964
General and administrative expenses	10,839	9,714
	63,013	70,588

NET INCOME (LOSS)	$ 755,608	$ 439,248

Net income (loss) allocated to limited assignees	$ 748,052	$ 434,856

Net income (loss) allocated to general partner	$ 7,556	$ 4,392

Net income (loss) per BAC	$ .21	$ .12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2018	2017

Income
Interest income	$ 633	$ 40
Other income	83	83
	716	123

Share of Income from Operating Partnerships(Note D)	13,000	-

Expenses
Professional fees	15,785	15,104
Fund management fee, net (Note C)	6,933	16,836
General and administrative expenses	10,976	10,044
	33,694	41,984

NET INCOME (LOSS)	$ (19,978)	$ (41,861)

Net income (loss) allocated to limited assignees	$ (19,778)	$ (41,442)

Net income (loss) allocated to general partner	$ (200)	$ (419)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$(11,248,474)	$ (1,887,085)	$(13,135,559)

Net income (loss)	681,345	6,882	688,227

Partners' capital (deficit), September 30, 2018	$(10,567,129)	$ (1,880,203)	$(12,447,332)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2018	$ (2,440,269)	$ (350,093)	$ (2,790,362)

Net income (loss)	(34,884)	(352)	(35,236)

Partners' capital (deficit), September 30, 2018	$ (2,475,153)	$ (350,445)	$ (2,825,598)

Series 16
Partners' capital (deficit) April 1, 2018	$ (7,029,717)	$ (542,328)	$ (7,572,045)

Net income (loss)	(65,337)	(660)	(65,997)

Partners' capital (deficit), September 30, 2018	$ (7,095,054)	$ (542,988)	$ (7,638,042)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2018	$ 895,356	$ (366,923)	$ 528,433

Net income (loss)	53,292	538	53,830

Partners' capital (deficit), September 30, 2018	$ 948,648	$ (366,385)	$ 582,263

Series 18
Partners' capital (deficit) April 1, 2018	$ (3,137,537)	$ (345,054)	$ (3,482,591)

Net income (loss)	748,052	7,556	755,608

Partners' capital (deficit), September 30, 2018	$ (2,389,485)	$ (337,498)	$ (2,726,983)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2018	$ 463,693	$ (282,687)	$ 181,006

Net income (loss)	(19,778)	(200)	(19,978)

Partners' capital (deficit), September 30, 2018	$ 443,915	$ (282,887)	$ 161,028

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 688,227	$ 588,718
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(841,020)	(851,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	(17,853)
(Decrease) Increase in accounts payable affiliates	(1,040,288)	(9,045)

Net cash (used in) provided by operating activities	(1,195,081)	(289,456)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	841,020	851,276

Net cash provided by investing activities	841,020	851,276

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(354,061)	561,820

Cash and cash equivalents, beginning	1,632,938	1,460,257

Cash and cash equivalents, ending	$ 1,278,877	$ 2,022,077

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (35,236)	$ 180,825
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(12,500)	(217,639)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,647
(Decrease) Increase in accounts payable affiliates	(43,126)	19,206

Net cash (used in) provided by operating activities	(90,862)	(13,961)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	12,500	217,639

Net cash provided by investing activities	12,500	217,639

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,362)	203,678

Cash and cash equivalents, beginning	244,074	64,641

Cash and cash equivalents, ending	$ 165,712	$ 268,319

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (65,997)	$ 50,905
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(124,933)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	-
(Decrease) Increase in accounts payable affiliates	(115,641)	(73,314)

Net cash (used in) provided by operating activities	(183,638)	(147,342)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	124,933

Net cash provided by investing activities	-	124,933

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(183,638)	(22,409)

Cash and cash equivalents, beginning	320,396	327,901

Cash and cash equivalents, ending	$ 136,758	$ 305,492

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 17

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 53,830	$ (40,399)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(14,000)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	53,830	(54,399)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,830	(54,399)

Cash and cash equivalents, beginning	536,326	559,787

Cash and cash equivalents, ending	$ 590,156	$ 505,388

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 18

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 755,608	$ 439,248
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(815,520)	(508,704)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(881,521)	45,063

Net cash (used in) provided by operating activities	(941,433)	(24,393)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	815,520	508,704

Net cash provided by investing activities	815,520	508,704

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125,913)	484,311

Cash and cash equivalents, beginning	351,136	318,027

Cash and cash equivalents, ending	$ 225,223	$ 802,338

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 19

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (19,978)	$ (41,861)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(13,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,500)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(32,978)	(49,361)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	13,000	-

Net cash provided by investing activities	13,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,978)	(49,361)

Cash and cash equivalents, beginning	181,006	189,901

Cash and cash equivalents, ending	$ 161,028	$ 140,540

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of September 30, 2018, 3,811,700 BACs in Series 15, 5,367,700 BACs in Series 16, 4,956,447 BACs in Series 17, 3,586,734 BACs in Series 18, and 4,056,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2018

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2018 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2018

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ 8,772	$ 27,201
Series 16	20,021	24,663
Series 17	12,219	13,611
Series 18	15,948	22,257
Series 19	3,168	8,793
	$ 60,128	$ 96,525

The fund management fees paid for the three months ended September 30, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ 62,500	$ -
Series 16	80,083	-
Series 17	12,219	13,611
Series 18	100,000	-
Series 19	3,168	8,793
	$ 257,970	$ 22,404

The fund management fees paid for the six months ended September 30, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ 62,500	$ 16,000
Series 16	155,683	124,615
Series 17	24,438	27,222
Series 18	915,520	-
Series 19	7,683	17,586
	$1,165,824	$ 185,423

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2018 and 2017, the Fund had limited partnership interests in 35 and 48 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2018 and 2017 is as follows:

	2018	2017
Series 15	8	11
Series 16	12	15
Series 17	4	5
Series 18	10	11
Series 19	1	6
	35	48

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ -	$ -
Series 16	-	-
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 26,447

During the six months ended September 30, 2018 the Fund disposed of four Operating Partnerships. A summary of the dispositions by Series for September 30, 2018 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	1	-	$12,500	$12,500
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	1	-	815,520	815,520
Series 19	2	-	13,000	13,000

Total	4	-	$841,020	$841,020

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2018

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2018.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2018	2017

Revenues
Rental	$ 3,039,627	$ 3,973,482
Interest and other	60,035	88,405

	3,099,662	4,061,887

Expenses
Interest	347,505	488,742
Depreciation and amortization	742,101	1,014,783
Operating expenses	2,477,569	3,191,453
	3,567,175	4,694,978

NET LOSS	$ (467,513)	$ (633,091)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (462,837)	$ (626,759)

Net loss allocated to other Partners	$ (4,676)	$ (6,332)

* Amounts include $462,837 and $626,759 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2018	2017

Revenues
Rental	$ 502,625	$ 830,763
Interest and other	10,626	18,488

	513,251	849,251

Expenses
Interest	36,618	101,623
Depreciation and amortization	122,439	214,199
Operating expenses	424,667	630,023
	583,724	945,845

NET LOSS	$ (70,473)	$ (96,594)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (69,768)	$ (95,628)

Net loss allocated to other Partners	$ (705)	$ (966)

* Amounts include $69,768 and $95,628 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2018	2017

Revenues
Rental	$ 1,062,557	$ 1,263,091
Interest and other	12,948	26,614

	1,075,505	1,289,705

Expenses
Interest	119,051	145,485
Depreciation and amortization	250,911	310,014
Operating expenses	813,932	989,936
	1,183,894	1,445,435

NET LOSS	$ (108,389)	$ (155,730)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (107,305)	$ (154,173)

Net loss allocated to other Partners	$ (1,084)	$ (1,557)

* Amounts include $107,305 and $154,173 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2018	2017

Revenues
Rental	$ 579,160	$ 635,359
Interest and other	11,751	12,045

	590,911	647,404

Expenses
Interest	53,055	62,075
Depreciation and amortization	171,868	193,589
Operating expenses	423,392	484,327
	648,315	739,991

NET LOSS	$ (57,404)	$ (92,587)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (56,829)	$ (91,660)

Net loss allocated to other Partners	$ (575)	$ (927)

* Amounts include $56,829 and $91,660 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2018	2017

Revenues
Rental	$ 805,458	$ 868,114
Interest and other	16,959	20,281

	822,417	888,395

Expenses
Interest	132,168	138,873
Depreciation and amortization	191,985	214,005
Operating expenses	715,697	755,097
	1,039,850	1,107,975

NET LOSS	$ (217,433)	$ (219,580)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (215,259)	$ (217,384)

Net loss allocated to other Partners	$ (2,174)	$ (2,196)

* Amounts include $215,259 and $217,384 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2018	2017

Revenues
Rental	$ 89,827	$ 376,155
Interest and other	7,751	10,977

	97,578	387,132

Expenses
Interest	6,613	40,686
Depreciation and amortization	4,898	82,976
Operating expenses	99,881	332,070
	111,392	455,732

NET LOSS	$ (13,814)	$ (68,600)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (13,676)	$ (67,914)

Net loss allocated to other Partners	$ (138)	$ (686)

* Amounts include $13,676 and $67,914 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2018
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
September 30, 2018
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2018 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2018 were $60,128 and total fund management fees accrued as of September 30, 2018 were $13,699,762. During the three months ended September 30, 2018, $257,970 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended September 30, 2018, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2018.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 52 of the Operating Partnerships.

During the quarter ended September 30, 2018, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2018.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 45 of the Operating Partnerships.

During the quarter ended September 30, 2018, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of September 30, 2018. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 24 of the Operating Partnerships.

During the quarter ended September 30, 2018, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2018. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 25 of the Operating Partnerships.

During the quarter ended September 30, 2018, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2018.

Results of Operations

As of September 30, 2018 and 2017, the Fund held limited partnership interests in 35 and 48 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2018 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 8,772	$ -	$ 8,772
Series 16	20,021	3,750	16,271
Series 17	12,219	-	12,219
Series 18	15,948	500	15,448
Series 19	3,168	750	2,418
	$ 60,128	$ 5,000	$ 55,128

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 19,374	$ 3,462	$ 15,912
Series 16	40,042	9,286	30,756
Series 17	24,438	3,000	21,438
Series 18	33,999	500	33,499
Series 19	7,683	750	6,933
	$125,536	$ 16,998	$ 108,538

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%.  The series had a total of 8 properties September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 15 reflects a net loss from Operating Partnerships of $(70,473) and $(96,594), respectively, which includes depreciation and amortization of $122,439 and $214,199, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 16

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 16 reflects a net loss from Operating Partnerships of $(108,389) and $(155,730), respectively, which includes depreciation and amortization of $250,911 and $310,014, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Anson Limited Partnership

Greenfield Properties, LP

Series 17

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%.  The series had a total of 4 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 17 reflects a net loss from Operating Partnerships of $(57,404) and $(92,587), respectively, which includes depreciation and amortization of $171,868 and $193,589, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Brewer Street Apartments

Series 18

As of September 30, 2018 and 2017 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 18 reflects a net loss from Operating Partnerships of $(217,433) and $(219,580), respectively, which includes depreciation and amortization of $191,985 and $214,005, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Marengo Park Apartments, Limited Partnership

Humboldt I, Limited Partnership

Natchitoches Elderly Apartments, Limited Partnership

Leesville Elderly Apartments, an LA Partnership

Series 19

As of September 30, 2018 and 2017 the average Qualified Occupancy for the series was 100%.  The series had a total of 1 property at September 30, 2018, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 19 reflects a net loss from Operating Partnerships of $(13,814) and $(68,600), respectively, which includes depreciation and amortization of $4,898 and $82,976, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 13, 2018	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 13, 2018	/s/ Marc N. Teal	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

Marc N. Teal