Form 10-Q
period 2018-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2019-02-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-21
Condensed Statements of Changes in Partners' Capital (Deficit)	22-25
Condensed Statements of Cash Flows	26-31
Notes to Condensed Financial Statements	32-44

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	45-58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4. Controls and Procedures	59

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3. Defaults Upon Senior Securities	60

Item 4. Mine Safety Disclosures	60

Item 5. Other Information	60

Item 6. Exhibits	60

Signatures	61

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	963,768	1,632,938
	$ 963,768	$ 1,632,938

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 2,000
Accounts payable affiliates (Note C)	10,744,421	14,740,050
Capital contributions payable (Note D)	26,447	26,447
	10,770,868	14,768,497

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,778,581 outstanding as of December 31, 2018 and March 31, 2018	(10,715,939)	(11,248,474)
General Partner	908,839	(1,887,085)
	(9,807,100)	(13,135,559)
	$ 963,768	$ 1,632,938

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	-	244,074
	$ -	$ 244,074

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	3,034,436
Capital contributions payable (Note D)	-	-
	-	3,034,436

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,811,700 outstanding as of December 31, 2018 and March 31, 2018	(2,439,314)	(2,440,269)
General Partner	2,439,314	(350,093)
	-	(2,790,362)
	$ -	$ 244,074

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	125,432	320,396
	$ 125,432	$ 320,396

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 2,000
Accounts payable affiliates (Note C)	7,794,821	7,890,441
Capital contributions payable (Note D)	-	-
	7,794,821	7,892,441

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,367,700 outstanding as of December 31, 2018 and March 31, 2018	(7,126,088)	(7,029,717)
General Partner	(543,301)	(542,328)

	(7,669,389)	(7,572,045)
	$ 125,432	$ 320,396

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	595,543	536,326
	$ 595,543	$ 536,326

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	7,893	7,893
	7,893	7,893

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,956,447 outstanding as of December 31, 2018 and March 31, 2018	953,981	895,356
General Partner	(366,331)	(366,923)
	587,650	528,433
	$ 595,543	$ 536,326

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	242,793	351,136
	$ 242,793	$ 351,136

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	2,949,600	3,815,173
Capital contributions payable (Note D)	18,554	18,554
	2,968,154	3,833,727

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,586,734 outstanding as of December 31, 2018 and March 31, 2018	(2,387,879)	(3,137,537)
General Partner	(337,482)	(345,054)
	(2,725,361)	(3,482,591)
	$ 242,793	$ 351,136

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2018	March 31, 2018
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	-	181,006
	$ -	$ 181,006

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,056,000 outstanding as of December 31, 2018 and March 31, 2018	283,361	463,693
General Partner	(283,361)	(282,687)
	-	181,006
	$ -	$ 181,006

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2018	2017

Income
Interest income	$ 3,044	$ 2,303
Other income	12,010	-
	15,054	2,303

Gain on Disposition of Operating Partnerships	116,000	201,065

Expenses
Professional fees	19,140	7,150
Fund management fee, net (Note C)	32,018	11,994
General and administrative expenses	115,487	39,936
	166,645	59,080

NET INCOME (LOSS)	$ (35,591)	$ 144,288

Net income (loss) allocated to limited assignees	$ (35,235)	$ 142,845

Net income (loss) allocated to general partner	$ (356)	$ 1,443

Net income (loss) per BAC	$ .00	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 15

	2018	2017

Income
Interest income	$ 142	$ 290
Other income	-	-
	142	290

Gain on Disposition of Operating Partnerships	94,500	47,602

Expenses
Professional fees	4,586	1,430
Fund management fee, net (Note C)	6,086	12,936
General and administrative expenses	47,769	6,868
	58,441	21,234

NET INCOME (LOSS)	$ 36,201	$ 26,658

Net income (loss) allocated to limited assignees	$ 35,839	$ 26,391

Net income (loss) allocated to general partner	$ 362	$ 267

Net income (loss) per BAC	$ .01	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2018	2017

Income
Interest income	$ 214	$ 343
Other income	10	-
	224	343

Gain on Disposition of Operating Partnerships	-	62,361

Expenses
Professional fees	3,728	1,430
Fund management fee, net (Note C)	18,097	24,663
General and administrative expenses	9,746	10,494
	31,571	36,587

NET INCOME (LOSS)	$ (31,347)	$ 26,117

Net income (loss) allocated to limited assignees	$ (31,034)	$ 25,856

Net income (loss) allocated to general partner	$ (313)	$ 261

Net income (loss) per BAC	$ (.01)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2018	2017

Income
Interest income	$ 2,189	$ 597
Other income	-	-
	2,189	597

Gain on Disposition of Operating Partnerships	21,500	22,000

Expenses
Professional fees	3,396	1,430
Fund management fee, net (Note C)	7,219	(36,389)
General and administrative expenses	7,685	8,287
	18,300	(26,672)

NET INCOME (LOSS)	$ 5,389	$ 49,269

Net income (loss) allocated to limited assignees	$ 5,335	$ 48,776

Net income (loss) allocated to general partner	$ 54	$ 493

Net income (loss) per BAC	$ .00	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 18

	2018	2017

Income
Interest income	$ 387	$ 914
Other income	12,000	-
	12,387	914

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	2,913	1,430
Fund management fee, net (Note C)	(2,552)	2,207
General and administrative expenses	10,404	7,149
	10,765	10,786

NET INCOME (LOSS)	$ 1,622	$ (9,872)

Net income (loss) allocated to limited assignees	$ 1,606	$ (9,773)

Net income (loss) allocated to general partner	$ 16	$ (99)

Net income (loss) per BAC	$ .00	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2018	2017

Income
Interest income	$ 112	$ 159
Other income	-	-
	112	159

Gain on Disposition of Operating Partnerships	-	69,102

Expenses
Professional fees	4,517	1,430
Fund management fee, net (Note C)	3,168	8,577
General and administrative expenses	39,883	7,138
	47,568	17,145

NET INCOME (LOSS)	$ (47,456)	$ 52,116

Net income (loss) allocated to limited assignees	$ (46,981)	$ 51,595

Net income (loss) allocated to general partner	$ (475)	$ 521

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2018	2017

Income
Interest income	$ 9,640	$ 3,819
Other income	122,979	15,375
	132,619	19,194

Gain on Disposition of Operating Partnerships	957,020	1,052,341

Expenses
Professional fees	122,277	108,844
Fund management fee, net (Note C)	140,556	136,766
General and administrative expenses	174,171	92,919
	437,004	338,529

NET INCOME (LOSS)	$ 652,635	$ 733,006

Net income (loss) allocated to limited assignees	$ 646,108	$ 725,675

Net income (loss) allocated to general partner	$ 6,527	$ 7,331

Net income (loss) per BAC	$ .03	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2018	2017

Income
Interest income	$ 942	$ 329
Other income	-	321
	942	650

Gain on Disposition of Operating Partnerships	107,000	265,241

Expenses
Professional fees	25,826	22,462
Fund management fee, net (Note C)	21,998	18,780
General and administrative expenses	59,153	17,167
	106,977	58,409

NET INCOME (LOSS)	$ 965	$ 207,482

Net income (loss) allocated to limited assignees	$ 955	$ 205,407

Net income (loss) allocated to general partner	$ 10	$ 2,075

Net income (loss) per BAC	$ .00	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2018	2017

Income
Interest income	$ 1,078	$ 939
Other income	1,888	2,080
	2,966	3,019

Gain on Disposition of Operating Partnerships	-	187,294

Expenses
Professional fees	28,353	28,238
Fund management fee, net (Note C)	48,853	62,666
General and administrative expenses	23,104	22,386
	100,310	113,290

NET INCOME (LOSS)	$ (97,344)	$ 77,023

Net income (loss) allocated to limited assignees	$ (96,371)	$ 76,253

Net income (loss) allocated to general partner	$ (973)	$ 770

Net income (loss) per BAC	$ (.02)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2018	2017

Income
Interest income	$ 4,320	$ 1,238
Other income	108,075	11,958
	112,395	13,196

Gain on Disposition of Operating Partnerships	21,500	22,000

Expenses
Professional fees	26,208	21,270
Fund management fee, net (Note C)	28,657	(14,264)
General and administrative expenses	19,813	19,320
	74,678	26,326

NET INCOME (LOSS)	$ 59,217	$ 8,870

Net income (loss) allocated to limited assignees	$ 58,625	$ 8,781

Net income (loss) allocated to general partner	$ 592	$ 89

Net income (loss) per BAC	$ .01	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2018	2017

Income
Interest income	$ 2,554	$ 1,113
Other income	12,933	933
	15,487	2,046

Gain on Disposition of Operating Partnerships	815,520	508,704

Expenses
Professional fees	21,588	20,340
Fund management fee, net (Note C)	30,947	44,171
General and administrative expenses	21,242	16,864
	73,777	81,375

NET INCOME (LOSS)	$ 757,230	$ 429,375

Net income (loss) allocated to limited assignees	$ 749,658	$ 425,081

Net income (loss) allocated to general partner	$ 7,572	$ 4,294

Net income (loss) per BAC	$ .21	$ .12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2018	2017

Income
Interest income	$ 746	$ 200
Other income	83	83
	829	283

Gain on Disposition of Operating Partnerships	13,000	69,102

Expenses
Professional fees	20,302	16,534
Fund management fee, net (Note C)	10,101	25,413
General and administrative expenses	50,859	17,182
	81,262	59,129

NET INCOME (LOSS)	$ (67,433)	$ 10,256

Net income (loss) allocated to limited assignees	$ (66,759)	$ 10,153

Net income (loss) allocated to general partner	$ (674)	$ 103

Net income (loss) per BAC	$ (.02)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$(11,248,474)	$ (1,887,085)	$(13,135,559)

Contributions	-	2,789,397	2,789,397

Distributions	(113,573)	-	(113,573)

Net income (loss)	646,108	6,527	652,635

Partners' capital (deficit), December 31, 2018	$(10,715,939)	$ 908,839	$ (9,807,100)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2018	$ (2,440,269)	$ (350,093)	$ (2,790,362)

Contributions	-	2,789,397	2,789,397

Distributions	-	-	-

Net income (loss)	955	10	965

Partners' capital (deficit), December 31, 2018	$ (2,439,314)	$ 2,439,314	$ -

Series 16
Partners' capital (deficit) April 1, 2018	$ (7,029,717)	$ (542,328)	$ (7,572,045)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(96,371)	(973)	(97,344)

Partners' capital (deficit), December 31, 2018	$ (7,126,088)	$ (543,301)	$ (7,669,389)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2018	$ 895,356	$ (366,923)	$ 528,433

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	58,625	592	59,217

Partners' capital (deficit), December 31, 2018	$ 953,981	$ (366,331)	$ 587,650

Series 18
Partners' capital (deficit) April 1, 2018	$ (3,137,537)	$ (345,054)	$ (3,482,591)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	749,658	7,572	757,230

Partners' capital (deficit), December 31, 2018	$ (2,387,879)	$ (337,482)	$ (2,725,361)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2018	$ 463,693	$ (282,687)	$ 181,006

Contributions	-	-	-

Distributions	(113,573)	-	(113,573)

Net income (loss)	(66,759)	(674)	(67,433)

Partners' capital (deficit), December 31, 2018	$ 283,361	$ (283,361)	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 652,635	$ 733,006
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	(957,020)	(1,052,341)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	(16,745)
(Decrease) Increase in accounts payable affiliates	(1,206,232)	50,811

Net cash (used in) provided by operating activities	(1,512,617)	(285,269)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	957,020	1,052,341

Net cash provided by investing activities	957,020	1,052,341

Cash flows from financing activities:
Distributions	(113,573)	-

Net cash used in financing activities	(113,573)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(669,170)	767,072

Cash and cash equivalents, beginning	1,632,938	1,460,257

Cash and cash equivalents, ending	$ 963,768	$ 2,227,329

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ 2,789,397	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 965	$ 207,482
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	(107,000)	(265,241)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(3,245)
(Decrease) Increase in accounts payable affiliates	(245,039)	32,142

Net cash (used in) provided by operating activities	(351,074)	(28,862)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	107,000	265,241

Net cash provided by investing activities	107,000	265,241

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244,074)	236,379

Cash and cash equivalents, beginning	244,074	64,641

Cash and cash equivalents, ending	$ -	$ 301,020

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ 2,789,397	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (97,344)	$ 77,023
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	-	(187,294)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	3,000
(Decrease) Increase in accounts payable affiliates	(95,620)	(48,651)

Net cash (used in) provided by operating activities	(194,964)	(155,922)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	187,294

Net cash provided by investing activities	-	187,294

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194,964)	31,372

Cash and cash equivalents, beginning	320,396	327,901

Cash and cash equivalents, ending	$ 125,432	$ 359,273

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 59,217	$ 8,870
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	(21,500)	(22,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(12,000)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	37,717	(25,130)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	21,500	22,000

Net cash provided by investing activities	21,500	22,000

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,217	(3,130)

Cash and cash equivalents, beginning	536,326	559,787

Cash and cash equivalents, ending	$ 595,543	$ 556,657

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ 757,230	$ 429,375
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	(815,520)	(508,704)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(865,573)	67,320

Net cash (used in) provided by operating activities	(923,863)	(12,009)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	815,520	508,704

Net cash provided by investing activities	815,520	508,704

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,343)	496,695

Cash and cash equivalents, beginning	351,136	318,027

Cash and cash equivalents, ending	$ 242,793	$ 814,722

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2018	2017
Cash flows from operating activities:

Net Income (Loss)	$ (67,433)	$ 10,256
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	(13,000)	(69,102)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(4,500)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(80,433)	(63,346)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	13,000	69,102

Net cash provided by investing activities	13,000	69,102

Cash flows from financing activities:
Distributions	(113,573)	-

Net cash used in financing activities	(113,573)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,006)	5,756

Cash and cash equivalents, beginning	181,006	189,901

Cash and cash equivalents, ending	$ -	$ 195,657

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2018

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of December 31, 2018, 3,811,700 BACs in Series 15, 5,367,700 BACs in Series 16, 4,956,447 BACs in Series 17, 3,586,734 BACs in Series 18, and 4,056,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2018 and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2018

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ 7,586	$ 12,936
Series 16	20,021	24,663
Series 17	12,219	13,611
Series 18	15,948	22,257
Series 19	3,168	8,577
	$ 58,942	$ 82,044

The fund management fees paid for the three months ended December 31, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ 209,499	$ -
Series 16	-	-
Series 17	12,219	13,611
Series 18	-	-
Series 19	3,168	8,577
	$ 224,886	$ 22,188

The fund management fees paid for the nine months ended December 31, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ 271,999	$ 16,000
Series 16	155,683	124,615
Series 17	36,657	40,833
Series 18	915,520	-
Series 19	10,851	26,163
	$1,390,710	$ 207,611

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2018 and 2017, the Fund had limited partnership interests in 25 and 40 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2018 and 2017 is as follows:

	2018	2017
Series 15	-	9
Series 16	12	13
Series 17	3	4
Series 18	10	11
Series 19	-	3
	25	40

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2018 and 2017 are as follows:

	2018	2017
Series 15	$ -	$ -
Series 16	-	-
Series 17	7,893	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 26,447	$ 26,447

During the nine months ended December 31, 2018 the Fund disposed of fourteen Operating Partnerships. A summary of the dispositions by Series for December 31, 2018 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	8	1	$107,000	$107,000
Series 16	-	-	-	-
Series 17	1	-	21,500	21,500
Series 18	1	-	815,520	815,520
Series 19	3	-	13,000	13,000

Total	13	1	$957,020	$957,020

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2018.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2018	2017

Revenues
Rental	$ 3,631,348	$ 5,655,574
Interest and other	61,533	121,815

	3,692,881	5,777,389

Expenses
Interest	452,441	693,138
Depreciation and amortization	908,641	1,444,282
Operating expenses	2,898,402	4,529,324
	4,259,484	6,666,744

NET LOSS	$ (566,603)	$ (889,355)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (560,936)	$ (880,461)

Net loss allocated to other Partners	$ (5,667)	$ (8,894)

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
December 31, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2018	2017

Revenues
Rental	$ -	$ 1,128,127
Interest and other	-	23,022

	-	1,151,149

Expenses
Interest	-	133,480
Depreciation and amortization	-	292,021
Operating expenses	-	857,944
	-	1,283,445

NET LOSS	$ -	$ (132,296)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ -	$ (130,973)

Net loss allocated to other Partners	$ -	$ (1,323)

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
December 31, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2018	2017

Revenues
Rental	$ 1,593,836	$ 1,817,953
Interest and other	19,422	37,226

	1,613,258	1,855,179

Expenses
Interest	178,577	211,069
Depreciation and amortization	376,366	446,024
Operating expenses	1,220,899	1,413,222
	1,775,842	2,070,315

NET LOSS	$ (162,584)	$ (215,136)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (160,958)	$ (212,985)

Net loss allocated to other Partners	$ (1,626)	$ (2,151)

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
December 31, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2018	2017

Revenues
Rental	$ 829,325	$ 921,714
Interest and other	16,673	17,879

	845,998	939,593

Expenses
Interest	75,612	89,771
Depreciation and amortization	244,297	280,489
Operating expenses	603,958	699,083
	923,867	1,069,343

NET LOSS	$ (77,869)	$ (129,750)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (77,089)	$ (128,452)

Net loss allocated to other Partners	$ (780)	$ (1,298)

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
December 31, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2018	2017

Revenues
Rental	$ 1,208,187	$ 1,302,172
Interest and other	25,438	30,421

	1,233,625	1,332,593

Expenses
Interest	198,252	208,309
Depreciation and amortization	287,978	321,007
Operating expenses	1,073,545	1,132,647
	1,559,775	1,661,963

NET LOSS	$ (326,150)	$ (329,370)

Net loss allocation to Boston Capital Tax Credit Fund III L.P	$ (322,889)	$ (326,076)

Net loss allocated to other Partners	$ (3,261)	$ (3,294)

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
December 31, 2018

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2018	2017

Revenues
Rental	$ -	$ 485,608
Interest and other	-	13,267

	-	498,875

Expenses
Interest	-	50,509
Depreciation and amortization	-	104,741
Operating expenses	-	426,428
	-	581,678

NET LOSS	$ -	$ (82,803)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ -	$ (81,975)

Net loss allocated to other Partners	$ -	$ (828)

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
December 31, 2018
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
December 31, 2018
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2018 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2018 were $58,942 and total fund management fees accrued as of December 31, 2018 were $10,744,421. During the three months ended December 31, 2018, $224,886 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 68 of the Operating Partnerships.

During the quarter ended December 31, 2018, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2018.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 52 of the Operating Partnerships.

During the quarter ended December 31, 2018, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2018.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 46 of the Operating Partnerships.

During the quarter ended December 31, 2018, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 1 Operating Partnership in the amount of $7,893 as of December 31, 2018. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 24 of the Operating Partnerships.

During the quarter ended December 31, 2018, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2018. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 26 of the Operating Partnerships.

During the quarter ended December 31, 2018, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2018.

Results of Operations

As of December 31, 2018 and 2017, the Fund held limited partnership interests in 25 and 40 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2018 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 7,586	$ 1,500	$ 6,086
Series 16	20,021	1,924	18,097
Series 17	12,219	5,000	7,219
Series 18	15,948	18,500	(2,552)
Series 19	3,168	-	3,168
	$ 58,942	$ 26,924	$ 32,018

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 26,960	$ 4,962	$ 21,998
Series 16	60,063	11,210	48,853
Series 17	36,657	8,000	28,657
Series 18	49,947	19,000	30,947
Series 19	10,851	750	10,101
	$184,478	$ 43,922	$ 140,556

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 15 reflects a net loss from Operating Partnerships of $- and $(132,296), respectively, which includes depreciation and amortization of $- and $292,021, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2018, the investment general partner transferred its interest in Livingston Plaza, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $571,663 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 15. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded as of December 31, 2018.

In November 2018, the investment general partner transferred its interest in Arkansas City Properties Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $702,880 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,000 as of December 31, 2018.

In November 2018, the investment general partner transferred its interest in Barton Village Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $446,257 and cash proceeds to the investment partnership of $13,500. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Bergen Meadows Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $835,862 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 15. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the" RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 20 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the terms of the RRN. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded as of December 31, 2018.

In August 2018, the operating general partner of Healdton Properties, A Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 3, 2018. The sales price of the property was $672,878, which included the outstanding mortgage balance of approximately $598,864 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received by the investment partnership, $2,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $22,000 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,000 as of December 31, 2018.

In November 2018, the investment general partner transferred its interest in Greenwood Village Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $582,786 and cash proceeds to the investment partnership of $18,000. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $16,000 as of December 31, 2018.

In November 2018, the investment general partner transferred its interest in Marshall Lane Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $481,516 and cash proceeds to the investment partnership of $13,500. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of December 31, 2018.

In November 2018, the investment general partner transferred its interest in Whitewater Village Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $458,677 and cash proceeds to the investment partnership of $13,500. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of December 31, 2018.

Series 16

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 16 reflects a net loss from Operating Partnerships of $(162,584) and $(215,136), respectively, which includes depreciation and amortization of $376,366 and $446,024, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Anson Limited Partnership

Greenfield Properties, LP

Series 17

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%.  The series had a total of 3 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 17 reflects a net loss from Operating Partnerships of $(77,869) and $(129,750), respectively, which includes depreciation and amortization of $244,297 and $280,489, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2018, the investment general partner transferred its interest in Cairo Housing Company I to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $935,638 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,500 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $21,500 as of December 31, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Brewer Street Apartments

Series 18

As of December 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 18 reflects a net loss from Operating Partnerships of $(326,150) and $(329,370), respectively, which includes depreciation and amortization of $287,978 and $321,007, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Marengo Park Apartments, Limited Partnership

Humboldt I, Limited Partnership

Natchitoches Elderly Apartments, Limited Partnership

Leesville Elderly Apartments, an LA Partnership

Series 19

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 19 reflects a net loss from Operating Partnerships of $- and $(82,803), respectively, which includes depreciation and amortization of $- and $104,741, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2018, the investment general partner transferred its interest in Carrollton Villa, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,477,678 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 19. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2018.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 13, 2019	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2019	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 13, 2019	/s/ Marc N. Teal	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

Marc N. Teal