Form 10-Q
period 2019-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2019-08-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-19
Condensed Statements of Cash Flows	20-25
Notes to Condensed Financial Statements	26-38

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	39-49

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	51

Item 4. Mine Safety Disclosures	51

Item 5. Other Information	51

Item 6. Exhibits	51

Signatures	52

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	1,030,609	1,055,755
	$ 1,030,609	$ 1,055,755

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 4,500
Accounts payable affiliates (Note C)	10,814,819	10,780,391
Capital contributions payable (Note D)	18,554	18,554
	10,833,373	10,803,445

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,695,581 outstanding as of June 30, 2019 and March 31, 2019	(10,711,646)	(10,657,123)
General Partner	908,882	909,433
	(9,802,764)	(9,747,690)
	$ 1,030,609	$ 1,055,755

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	-	-
	$ -	$ -

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,810,700 outstanding as of June 30, 2019 and March 31, 2019	(2,439,314)	(2,439,314)
General Partner	2,439,314	2,439,314
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	186,055	191,974
	$ 186,055	$ 191,974

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 2,000
Accounts payable affiliates (Note C)	7,833,323	7,814,843
Capital contributions payable (Note D)	-	-
	7,833,323	7,816,843

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,332,500 outstanding as of June 30, 2019 and March 31, 2019	(7,104,188)	(7,082,013)
General Partner	(543,080)	(542,856)

	(7,647,268)	(7,624,869)
	$ 186,055	$ 191,974

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	592,017	607,576
	$ 592,017	$ 607,576

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 2,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	2,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,938,247 outstanding as of June 30, 2019 and March 31, 2019	958,305	971,233
General Partner	(366,288)	(366,157)
	592,017	605,076
	$ 592,017	$ 607,576

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	252,537	256,205
	$ 252,537	$ 256,205

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	2,981,496	2,965,548
Capital contributions payable (Note D)	18,554	18,554
	3,000,050	2,984,102

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,558,134 outstanding as of June 30, 2019 and March 31, 2019	(2,409,810)	(2,390,390)
General Partner	(337,703)	(337,507)
	(2,747,513)	(2,727,897)
	$ 252,537	$ 256,205

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	-	-
	$ -	$ -

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,056,000 outstanding as of June 30, 2019 and March 31, 2019	283,361	283,361
General Partner	(283,361)	(283,361)
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2019	2018

Income
Interest income	$ 3,258	$ 3,706
Other income	1,133	10,276
	4,391	13,982

Gain on Disposition of Operating Partnerships	-	841,020

Expenses
Professional fees	-	89,057
Fund management fee, net (Note C)	38,119	53,410
General and administrative expenses	21,346	22,060
	59,465	164,527

NET INCOME (LOSS)	$ (55,074)	$ 690,475

Net income (loss) allocated to limited assignees	$ (54,523)	$ 683,570

Net income (loss) allocated to general partner	$ (551)	$ 6,905

Net income (loss) per BAC	$ (.00)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2019	2018

Income
Interest income	$ -	$ 433
Other income	-	-
	-	433

Gain on Disposition of Operating Partnerships	-	12,500

Expenses
Professional fees	-	18,280
Fund management fee, net (Note C)	-	7,140
General and administrative expenses	-	4,247
	-	29,667

NET INCOME (LOSS)	$ -	$ (16,734)

Net income (loss) allocated to limited assignees	$ -	$ (16,567)

Net income (loss) allocated to general partner	$ -	$ (167)

Net income (loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2019	2018

Income
Interest income	$ 456	$ 449
Other income	200	201
	656	650

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	21,425
Fund management fee, net (Note C)	14,827	14,485
General and administrative expenses	8,228	5,198
	23,055	41,108

NET INCOME (LOSS)	$ (22,399)	$ (40,458)

Net income (loss) allocated to limited assignees	$ (22,175)	$ (40,053)

Net income (loss) allocated to general partner	$ (224)	$ (405)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2019	2018

Income
Interest income	$ 2,194	$ 838
Other income	-	10,075
	2,194	10,913

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	20,332
Fund management fee, net (Note C)	7,844	9,219
General and administrative expenses	7,409	4,586
	15,253	34,137

NET INCOME (LOSS)	$ (13,059)	$ (23,224)

Net income (loss) allocated to limited assignees	$ (12,928)	$ (22,992)

Net income (loss) allocated to general partner	$ (131)	$ (232)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2019	2018

Income
Interest income	$ 608	$ 1,672
Other income	933	-
	1,541	1,672

Gain on Disposition of Operating Partnerships	-	815,520

Expenses
Professional fees	-	15,775
Fund management fee, net (Note C)	15,448	18,051
General and administrative expenses	5,709	3,998
	21,157	37,824

NET INCOME (LOSS)	$ (19,616)	$ 779,368

Net income (loss) allocated to limited assignees	$ (19,420)	$ 771,574

Net income (loss) allocated to general partner	$ (196)	$ 7,794

Net income (loss) per BAC	$ (.01)	$ .22

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2019	2018

Income
Interest income	$ -	$ 314
Other income	-	-
	-	314

Gain on Disposition of Operating Partnerships	-	13,000

Expenses
Professional fees	-	13,245
Fund management fee, net (Note C)	-	4,515
General and administrative expenses	-	4,031
	-	21,791

NET INCOME (LOSS)	$ -	$ (8,477)

Net income (loss) allocated to limited assignees	$ -	$ (8,392)

Net income (loss) allocated to general partner	$ -	$ (85)

Net income (loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2019	$(10,657,123)	$ 909,433	$(9,747,690)

Net loss	(54,523)	(551)	(55,074)

Partners' capital (deficit), June 30, 2019	$(10,711,646)	$ 908,882	$ (9,802,764)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2019	$ (2,439,314)	$ 2,439,314	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2019	$ (2,439,314)	$ 2,439,314	$ -

Series 16
Partners' capital (deficit) April 1, 2019	$ (7,082,013)	$ (542,856)	$ (7,624,869)

Net loss	(22,175)	(224)	(22,399)

Partners' capital (deficit), June 30, 2019	$ (7,104,188)	$ (543,080)	$ (7,647,268)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2019	$ 971,233	$ (366,157)	$ 605,076

Net loss	(12,928)	(131)	(13,059)

Partners' capital (deficit), June 30, 2019	$ 958,305	$ (366,288)	$ 592,017

Series 18
Partners' capital (deficit) April 1, 2019	$ (2,390,390)	$ (337,507)	$ (2,727,897)

Net loss	(19,420)	(196)	(19,616)

Partners' capital (deficit), June 30, 2019	$ (2,409,810)	$ (337,703)	$ (2,747,513)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2019	$ 283,361	$ (283,361)	$ -

Net loss	-	-	-

Partners' capital (deficit), June 30, 2019	$ 283,361	$ (283,361)	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (55,074)	$ 690,475
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	-	(841,020)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,500)	6,000
(Decrease) Increase in accounts payable affiliates	34,428	(842,446)

Net cash used in operating activities	(25,146)	(986,991)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	841,020

Net cash provided by investing activities	-	841,020

DECREASE IN CASH AND CASH EQUIVALENTS	(25,146)	(145,971)

Cash and cash equivalents, beginning	1,055,755	1,632,938

Cash and cash equivalents, ending	$ 1,030,609	$ 1,486,967

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ -	$ (16,734)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	-	(12,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,500
(Decrease) Increase in accounts payable affiliates	-	10,602

Net cash used in operating activities	-	(15,132)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	12,500

Net cash provided by investing activities	-	12,500

DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,632)

Cash and cash equivalents, beginning	-	244,074

Cash and cash equivalents, ending	$ -	$ 241,442

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (22,399)	$ (40,458)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	-
(Decrease) Increase in accounts payable affiliates	18,480	(55,579)

Net cash used in operating activities	(5,919)	(96,037)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	(5,919)	(96,037)

Cash and cash equivalents, beginning	191,974	320,396

Cash and cash equivalents, ending	$ 186,055	$ 224,359

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (13,059)	$ (23,224)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	(15,559)	(23,224)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	(15,559)	(23,224)

Cash and cash equivalents, beginning	607,576	536,326

Cash and cash equivalents, ending	$ 592,017	$ 513,102

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (19,616)	$ 779,368
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	-	(815,520)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	15,948	(797,469)

Net cash used in operating activities	(3,668)	(833,621)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	815,520

Net cash provided by investing activities	-	815,520

DECREASE IN CASH AND CASH EQUIVALENTS	(3,668)	(18,101)

Cash and cash equivalents, beginning	256,205	351,136

Cash and cash equivalents, ending	$ 252,537	$ 333,035

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ -	$ (8,477)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition of Operating Partnerships	-	(13,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,500
(Decrease) Increase in accounts payable affiliates	-	-

Net cash used in operating activities	-	(18,977)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	13,000

Net cash provided by investing activities	-	13,000

DECREASE IN CASH AND CASH EQUIVALENTS	-	(5,977)

Cash and cash equivalents, beginning	-	181,006

Cash and cash equivalents, ending	$ -	$ 175,029

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2019

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2019, 3,810,700 BACs in Series 15, 5,332,500 BACs in Series 16, 4,938,247 BACs in Series 17, 3,558,134 BACs in Series 18, and 4,056,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2019 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2019 and 2018 are as follows:

	2019	2018
Series 15	$ -	$ 10,602
Series 16	18,480	20,021
Series 17	8,844	12,219
Series 18	15,948	18,051
Series 19	-	4,515
	$ 43,272	$ 65,408

The fund management fees paid for the three months ended June 30, 2019 and 2018 are as follows:

	2019	2018
Series 15	$ -	$ -
Series 16	-	75,600
Series 17	8,844	12,219
Series 18	-	815,520
Series 19	-	4,515
	$ 8,844	$ 907,854

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2019 and 2018, the Fund had limited partnership interests in 23 and 35 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2019 and 2018 is as follows:

	2019	2018
Series 15	-	8
Series 16	11	12
Series 17	2	4
Series 18	10	10
Series 19	-	1
	23	35

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2019 and 2018 are as follows:

	2019	2018
Series 15	$ -	$ -
Series 16	-	-
Series 17	-	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 18,554	$ 26,447

During the three months ended June 30, 2019 there were no Operating Partnerships disposed by the Fund.

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
June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2019.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2019	2018

Revenues
Rental	$ 1,131,317	$ 1,519,815
Interest and other	16,345	30,018

	1,147,662	1,549,833

Expenses
Interest	148,379	173,752
Depreciation and amortization	271,747	371,050
Operating expenses	919,492	1,238,787
	1,339,618	1,783,589

NET LOSS	$ (191,956)	$ (233,756)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (190,036)	$ (231,418)

Net loss allocated to other Partners	$ (1,920)	$ (2,338)

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
June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2019	2018

Revenues
Rental	$ -	$ 251,313
Interest and other	-	5,313

	-	256,626

Expenses
Interest	-	18,309
Depreciation and amortization	-	61,219
Operating expenses	-	212,334
	-	291,862

NET LOSS	$ -	$ (35,236)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ -	$ (34,884)

Net loss allocated to other Partners	$ -	$ (352)

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
June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2019	2018

Revenues
Rental	$ 512,889	$ 531,279
Interest and other	4,990	6,474

	517,879	537,753

Expenses
Interest	54,196	59,526
Depreciation and amortization	115,233	125,455
Operating expenses	384,425	406,967
	553,854	591,948

NET LOSS	$ (35,975)	$ (54,195)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (35,615)	$ (53,653)

Net loss allocated to other Partners	$ (360)	$ (542)

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
June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2019	2018

Revenues
Rental	$ 210,534	$ 289,580
Interest and other	3,827	5,876

	214,361	295,456

Expenses
Interest	31,752	26,527
Depreciation and amortization	59,744	85,934
Operating expenses	183,197	211,697
	274,693	324,158

NET LOSS	$ (60,332)	$ (28,702)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (59,728)	$ (28,414)

Net loss allocated to other Partners	$ (604)	$ (288)

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
June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2019	2018

Revenues
Rental	$ 407,894	$ 402,729
Interest and other	7,528	8,479

	415,422	411,208

Expenses
Interest	62,431	66,084
Depreciation and amortization	96,770	95,993
Operating expenses	351,870	357,847
	511,071	519,924

NET LOSS	$ (95,649)	$ (108,716)

Net loss allocation to Boston Capital Tax Credit Fund III L.P	$ (94,693)	$ (107,629)

Net loss allocated to other Partners	$ (956)	$ (1,087)

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
June 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2019	2018

Revenues
Rental	$ -	$ 44,914
Interest and other	-	3,876

	-	48,790

Expenses
Interest	-	3,306
Depreciation and amortization	-	2,449
Operating expenses	-	49,942
	-	55,697

NET LOSS	$ -	$ (6,907)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ -	$ (6,838)

Net loss allocated to other Partners	$ -	$ (69)

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
June 30, 2019
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2015 remain open.

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
June 30, 2019
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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2019 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2019 were $43,272 and total fund management fees accrued as of June 30, 2019 were $10,814,819. During the three months ended June 30, 2019, $8,844 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended June 30, 2019, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2019.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 53 of the Operating Partnerships.

During the quarter ended June 30, 2019, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2019.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 47 of the Operating Partnerships.

During the quarter ended June 30, 2019, none of Series 17 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2019.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 24 of the Operating Partnerships.

During the quarter ended June 30, 2019, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2019. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 26 of the Operating Partnerships.

During the quarter ended June 30, 2019, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2019.

Results of Operations

As of June 30, 2019 and 2018, the Fund held limited partnership interests in 23 and 35 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2019 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ -	$ -	$ -
Series 16	18,480	3,653	14,827
Series 17	8,844	1,000	7,844
Series 18	15,948	500	15,448
Series 19	-	-	-
	$ 43,272	$ 5,153	$ 38,119

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 15 reflects a net loss from Operating Partnerships of $- and $(35,236), respectively, which includes depreciation and amortization of $- and $61,219, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 16

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 16 reflects a net loss from Operating Partnerships of $(35,975) and $(54,195), respectively, which includes depreciation and amortization of $115,233 and $125,455, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Anson Limited Partnership

Greenfield Properties, LP

Series 17

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%.  The series had a total of 2 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 17 reflects a net loss from Operating Partnerships of $(60,332) and $(28,702), respectively, which includes depreciation and amortization of $59,744 and $85,934, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Brewer Street Apartments

Series 18

As of June 30, 2019 and 2018 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 18 reflects a net loss from Operating Partnerships of $(95,649) and $(108,716), respectively, which includes depreciation and amortization of $96,770 and $95,993, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Humboldt I, Limited Partnership

Natchitoches Elderly Apartments, Limited Partnership

Leesville Elderly Apartments, an LA Partnership

Series 19

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 19 reflects a net loss from Operating Partnerships of $- and $(6,907), respectively, which includes depreciation and amortization of $- and $2,449, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2019.

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

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 13, 2019	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2019	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 13, 2019	/s/ Marc N. Teal	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

Marc N. Teal