Form 10-Q
period 2019-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2019-11-13
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-9
Condensed Statements of Operations	10-21
Condensed Statements of Changes in Partners' Capital (Deficit)	22-27
Condensed Statements of Cash Flows	28-33
Notes to Condensed Financial Statements	34-46

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	47-58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4. Controls and Procedures	59

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3. Defaults Upon Senior Securities	60

Item 4. Mine Safety Disclosures	60

Item 5. Other Information	60

Item 6. Exhibits	60

Signatures	61

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	941,561	1,055,755
	$ 941,561	$ 1,055,755

LIABILITIES

Accounts payable & accrued expenses	$ 6,500	$ 4,500
Accounts payable affiliates (Note C)	10,779,247	10,780,391
Capital contributions payable (Note D)	18,554	18,554
	10,804,301	10,803,445

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,695,581 outstanding as of September 30, 2019 and March 31, 2019	(10,771,022)	(10,657,123)
General Partner	908,282	909,433
	(9,862,740)	(9,747,690)
	$ 941,561	$ 1,055,755

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	-	-
	$ -	$ -

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,810,700 outstanding as of September 30, 2019 and March 31, 2019	(2,439,314)	(2,439,314)
General Partner	2,439,314	2,439,314
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	142,167	191,974
	$ 142,167	$ 191,974

LIABILITIES

Accounts payable & accrued expenses	$ 6,500	$ 2,000
Accounts payable affiliates (Note C)	7,781,803	7,814,843
Capital contributions payable (Note D)	-	-
	7,788,303	7,816,843

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,332,500 outstanding as of September 30, 2019 and March 31, 2019	(7,103,067)	(7,082,013)
General Partner	(543,069)	(542,856)

	(7,646,136)	(7,624,869)
	$ 142,167	$ 191,974

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	560,110	607,576
	$ 560,110	$ 607,576

LIABILITIES

Accounts payable & accrued expenses	$ -	$ 2,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	2,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,938,247 outstanding as of September 30, 2019 and March 31, 2019	926,717	971,233
General Partner	(366,607)	(366,157)
	560,110	605,076
	$ 560,110	$ 607,576

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	239,284	256,205
	$ 239,284	$ 256,205

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	2,997,444	2,965,548
Capital contributions payable (Note D)	18,554	18,554
	3,015,998	2,984,102

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,558,134 outstanding as of September 30, 2019 and March 31, 2019	(2,438,719)	(2,390,390)
General Partner	(337,995)	(337,507)
	(2,776,714)	(2,727,897)
	$ 239,284	$ 256,205

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2019	March 31, 2019
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

Cash and cash equivalents	-	-
	$ -	$ -

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,056,000 outstanding as of September 30, 2019 and March 31, 2019	283,361	283,361
General Partner	(283,361)	(283,361)
	-	-
	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2019	2018

Income
Interest income	$ 3,290	$ 2,891
Other income	6,000	100,693
	9,290	103,584

Gain on Disposition of Operating Partnerships	47,500	-

Expenses
Professional fees	57,719	14,080
Fund management fee, net (Note C)	33,315	55,128
General and administrative expenses	25,732	36,624
	116,766	105,832

NET INCOME (LOSS)	$ (59,976)	$ (2,248)

Net income (loss) allocated to limited assignees	$ (59,376)	$ (2,225)

Net income (loss) allocated to general partner	$ (600)	$ (23)

Net income (loss) per BAC	$ (.00)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2019	2018

Income
Interest income	$ -	$ 367
Other income	-	-
	-	367

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	2,960
Fund management fee, net (Note C)	-	8,772
General and administrative expenses	-	7,137
	-	18,869

NET INCOME (LOSS)	$ -	$ (18,502)

Net income (loss) allocated to limited assignees	$ -	$ (18,317)

Net income (loss) allocated to general partner	$ -	$ (185)

Net income (loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2019	2018

Income
Interest income	$ 474	$ 415
Other income	-	1,677
	474	2,092

Gain on Disposition of Operating Partnerships	47,500	-

Expenses
Professional fees	21,287	3,200
Fund management fee, net (Note C)	15,523	16,271
General and administrative expenses	10,032	8,160
	46,842	27,631

NET INCOME (LOSS)	$ 1,132	$ (25,539)

Net income (loss) allocated to limited assignees	$ 1,121	$ (25,284)

Net income (loss) allocated to general partner	$ 11	$ (255)

Net income (loss) per BAC	$ .00	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2019	2018

Income
Interest income	$ 2,102	$ 1,294
Other income	-	98,000
	2,102	99,294

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	16,089	2,480
Fund management fee, net (Note C)	8,844	12,219
General and administrative expenses	9,076	7,541
	34,009	22,240

NET INCOME (LOSS)	$ (31,907)	$ 77,054

Net income (loss) allocated to limited assignees	$ (31,588)	$ 76,284

Net income (loss) allocated to general partner	$ (319)	$ 770

Net income (loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2019	2018

Income
Interest income	$ 714	$ 496
Other income	6,000	933
	6,714	1,429

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	20,343	2,900
Fund management fee, net (Note C)	8,948	15,448
General and administrative expenses	6,624	6,841
	35,915	25,189

NET INCOME (LOSS)	$ (29,201)	$ (23,760)

Net income (loss) allocated to limited assignees	$ (28,909)	$ (23,522)

Net income (loss) allocated to general partner	$ (292)	$ (238)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2019	2018

Income
Interest income	$ -	$ 319
Other income	-	83
	-	402

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	2,540
Fund management fee, net (Note C)	-	2,418
General and administrative expenses	-	6,945
	-	11,903

NET INCOME (LOSS)	$ -	$ (11,501)

Net income (loss) allocated to limited assignees	$ -	$ (11,386)

Net income (loss) allocated to general partner	$ -	$ (115)

Net income (loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2019	2018

Income
Interest income	$ 6,548	$ 6,597
Other income	7,133	110,969
	13,681	117,566

Gain on Disposition of Operating Partnerships	47,500	841,020

Expenses
Professional fees	57,719	103,137
Fund management fee, net (Note C)	71,434	108,538
General and administrative expenses	47,078	58,684
	176,231	270,359

NET INCOME (LOSS)	$ (115,050)	$ 688,227

Net income (loss) allocated to limited assignees	$ (113,899)	$ 681,345

Net income (loss) allocated to general partner	$ (1,151)	$ 6,882

Net income (loss) per BAC	$ (.01)	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2019	2018

Income
Interest income	$ -	$ 800
Other income	-	-
	-	800

Gain on Disposition of Operating Partnerships	-	12,500

Expenses
Professional fees	-	21,240
Fund management fee, net (Note C)	-	15,912
General and administrative expenses	-	11,384
	-	48,536

NET INCOME (LOSS)	$ -	$ (35,236)

Net income (loss) allocated to limited assignees	$ -	$ (34,884)

Net income (loss) allocated to general partner	$ -	$ (352)

Net income (loss) per BAC	$ -	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2019	2018

Income
Interest income	$ 930	$ 864
Other income	200	1,878
	1,130	2,742

Gain on Disposition of Operating Partnerships	47,500	-

Expenses
Professional fees	21,287	24,625
Fund management fee, net (Note C)	30,350	30,756
General and administrative expenses	18,260	13,358
	69,897	68,739

NET INCOME (LOSS)	$ (21,267)	$ (65,997)

Net income (loss) allocated to limited assignees	$ (21,054)	$ (65,337)

Net income (loss) allocated to general partner	$ (213)	$ (660)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2019	2018

Income
Interest income	$ 4,296	$ 2,132
Other income	-	108,075
	4,296	110,207

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	16,089	22,812
Fund management fee, net (Note C)	16,688	21,438
General and administrative expenses	16,485	12,127
	49,262	56,377

NET INCOME (LOSS)	$ (44,966)	$ 53,830

Net income (loss) allocated to limited assignees	$ (44,516)	$ 53,292

Net income (loss) allocated to general partner	$ (450)	$ 538

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2019	2018

Income
Interest income	$ 1,322	$ 2,168
Other income	6,933	933
	8,255	3,101

Gain on Disposition of Operating Partnerships)	-	815,520

Expenses
Professional fees	20,343	18,675
Fund management fee, net (Note C)	24,396	33,499
General and administrative expenses	12,333	10,839
	57,072	63,013

NET INCOME (LOSS)	$ (48,817)	$ 755,608

Net income (loss) allocated to limited assignees	$ (48,329)	$ 748,052

Net income (loss) allocated to general partner	$ (488)	$ 7,556

Net income (loss) per BAC	$ (.01)	$ .21

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2019	2018

Income
Interest income	$ -	$ 633
Other income	-	83
	-	716

Gain on Disposition of Operating Partnerships	-	13,000

Expenses
Professional fees	-	15,785
Fund management fee, net (Note C)	-	6,933
General and administrative expenses	-	10,976
	-	33,694

NET INCOME (LOSS)	$ -	$ (19,978)

Net income (loss) allocated to limited assignees	$ -	$ (19,778)

Net income (loss) allocated to general partner	$ -	$ (200)

Net income (loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$(11,248,474)	$ (1,887,085)	$(13,135,559)

Net income (loss)	683,570	6,905	690,475

Partners' capital (deficit), June 30, 2018	(10,564,904)	$ (1,880,180)	(12,445,084)

Net income (loss)	(2,226)	(22)	(2,248)

Partners' capital (deficit), September 30, 2018	$(10,567,129)	$ (1,880,203)	$(12,447,332)
	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2019	$(10,657,123)	$ 909,433	$(9,747,690)

Net income (loss)	(54,523)	(551)	(55,074)

Partners' capital (deficit), June 30, 2019	(10,711,646)	908,882	(9,802,764)

Net income (loss)	(59,376)	(600)	(59,976)

Partners' capital (deficit), September 30, 2019	$(10,771,022)	$ 908,282	$(9,862,740)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2018	$ (2,440,269)	$ (350,093)	$ (2,790,362)

Net income (loss)	(16,567)	(167)	(16,734)

Partners' capital (deficit), June 30, 2018	(2,456,836)	(350,260)	(2,807,096)

Net income (loss)	(18,317)	(185)	(18,502)

Partners' capital (deficit), September 30, 2018	$ (2,475,153)	$ (350,445)	$ (2,825,598)

Series 15
Partners' capital (deficit) April 1, 2019	$ (2,439,314)	$ 2,439,314	$ -

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	(2,439,314)	2,439,314	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$ (2,439,314)	$ 2,439,314	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Assignees	General Partner	Total
Series 16
Partners' capital (deficit) April 1, 2018	$ (7,029,717)	$ (542,328)	$ (7,572,045)

Net income (loss)	(40,053)	(405)	(40,458)

Partners' capital (deficit), June 30, 2018	(7,069,770)	(542,733)	(7,612,503)

Net income (loss)	(25,284)	(255)	(25,539)

Partners' capital (deficit), September 30, 2018	$ (7,095,054)	$ (542,988)	$ (7,638,042)

Series 16
Partners' capital (deficit) April 1, 2019	$ (7,082,013)	$ (542,856)	$ (7,624,869)

Net income (loss)	(22,175)	(224)	(22,399)

Partners' capital (deficit), June 30, 2019	(7,104,188)	(543,080)	(7,647,268)

Net income (loss)	1,121	11	1,132

Partners' capital (deficit), September 30, 2019	$ (7,103,067)	$ (543,069)	$ (7,646,136)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2018	$ 895,356	$ (366,923)	$ 528,433

Net income (loss)	(22,992)	(232)	(23,224)

Partners' capital (deficit), June 30, 2018	872,364	(367,155)	505,209

Net income (loss)	76,284	770	77,054

Partners' capital (deficit), September 30, 2018	$ 948,648	$ (366,385)	$ 582,263

Series 17
Partners' capital (deficit) April 1, 2019	$ 971,233	$ (366,157)	$ 605,076

Net income (loss)	(12,928)	(131)	(13,059)

Partners' capital (deficit), June 30, 2019	958,305	(366,288)	592,017

Net income (loss)	(31,588)	(319)	(31,907)

Partners' capital (deficit), September 30, 2019	$ 926,717	$ (366,607)	$ 560,110

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Assignees	General Partner	Total
Series 18
Partners' capital (deficit) April 1, 2018	$ (3,137,537)	$ (345,054)	$ (3,482,591)

Net income (loss)	771,574	7,794	779,368

Partners' capital (deficit), June 30, 2018	(2,365,963)	(337,260)	(2,703,223)

Net income (loss)	(23,522)	(238)	(23,760)

Partners' capital (deficit), September 30, 2018	$ (2,389,485)	$ (337,498)	$ (2,726,983)

Series 18
Partners' capital (deficit) April 1, 2019	$ (2,390,390)	$ (337,507)	$ (2,727,897)

Net income (loss)	(19,420)	(196)	(19,616)

Partners' capital (deficit), June 30, 2019	(2,409,810)	(337,703)	(2,747,513)

Net income (loss)	(28,909)	(292)	(29,201)

Partners' capital (deficit), September 30, 2019	$ (2,438,719)	$ (337,995)	$ (2,776,714)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2018	$ 463,693	$ (282,687)	$ 181,006

Net income (loss)	(8,392)	(85)	(8,477)

Partners' capital (deficit), June 30, 2018	455,301	(282,772)	172,529

Net income (loss)	(11,386)	(115)	(11,501)

Partners' capital (deficit), September 30, 2018	$ 443,915	$ (282,887)	$ 161,028

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2019	$ 283,361	$ (283,361)	$ -

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	283,361	(283,361)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$ 283,361	$ (283,361)	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (115,050)	$ 688,227
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities
Gain on Disposition of Operating Partnerships	(47,500)	(841,020)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,000	(2,000)
(Decrease) Increase in accounts payable affiliates	(1,144)	(1,040,288)

Net cash provided by (used in) operating activities	(161,694)	(1,195,081)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	47,500	841,020

Net cash provided by investing activities	47,500	841,020

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,194)	(354,061)

Cash and cash equivalents, beginning	1,055,755	1,632,938

Cash and cash equivalents, ending	$ 941,561	$ 1,278,877

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ -	$ (35,236)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities
Gain on Disposition of Operating Partnerships	-	(12,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(43,126)

Net cash provided by (used in) operating activities	-	(90,862)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	12,500

Net cash provided by investing activities	-	12,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(78,362)

Cash and cash equivalents, beginning	-	244,074

Cash and cash equivalents, ending	$ -	$ 165,712

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (21,267)	$ (65,997)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities
Gain on Disposition of Operating Partnerships	(47,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,500	(2,000)
(Decrease) Increase in accounts payable affiliates	(33,040)	(115,641)

Net cash provided by (used in) operating activities	(97,307)	(183,638)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	47,500	-

Net cash provided by investing activities	47,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,807)	(183,638)

Cash and cash equivalents, beginning	191,974	320,396

Cash and cash equivalents, ending	$ 142,167	$ 136,758

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (44,966)	$ 53,830
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities
Gain on Disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(47,466)	53,830

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,466)	53,830

Cash and cash equivalents, beginning	607,576	536,326

Cash and cash equivalents, ending	$ 560,110	$ 590,156

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ (48,817)	$ 755,608
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities
Gain on Disposition of Operating Partnerships	-	(815,520)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	31,896	(881,521)

Net cash provided by (used in) operating activities	(16,921)	(941,433)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	815,520

Net cash provided by investing activities	-	815,520

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,921)	(125,913)

Cash and cash equivalents, beginning	256,205	351,136

Cash and cash equivalents, ending	$ 239,284	$ 225,223

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2019	2018
Cash flows from operating activities:

Net Income (Loss)	$ -	$ (19,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities
Gain on Disposition of Operating Partnerships	-	(13,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(32,978)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	13,000

Net cash provided by investing activities	-	13,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(19,978)

Cash and cash equivalents, beginning	-	181,006

Cash and cash equivalents, ending	$ -	$ 161,028

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2019

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of September 30, 2019, 3,810,700 BACs in Series 15, 5,332,500 BACs in Series 16, 4,938,247 BACs in Series 17, 3,558,134 BACs in Series 18, and 4,056,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2019 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2019

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2019 and 2018 are as follows:

	2019	2018
Series 15	$ -	$ 8,772
Series 16	18,480	20,021
Series 17	8,844	12,219
Series 18	15,948	15,948
Series 19	-	3,168
	$ 43,272	$ 60,128

The fund management fees paid for the three months ended September 30, 2019 and 2018 are as follows:

	2019	2018
Series 15	$ -	$ 62,500
Series 16	70,000	80,083
Series 17	8,844	12,219
Series 18	-	100,000
Series 19	-	3,168
	$ 78,844	$ 257,970

The fund management fees paid for the six months ended September 30, 2019 and 2018 are as follows:

	2019	2018
Series 15	$ -	$ 62,500
Series 16	70,000	155,683
Series 17	17,688	24,438
Series 18	-	915,520
Series 19	-	7,683
	$ 87,688	$1,165,824

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2019 and 2018, the Fund had limited partnership interests in 20 and 35 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2019 and 2018 is as follows:

	2019	2018
Series 15	-	8
Series 16	8	12
Series 17	2	4
Series 18	10	10
Series 19	-	1
	20	35

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2019 and 2018 are as follows:

	2019	2018
Series 15	$ -	$ -
Series 16	-	-
Series 17	-	7,893
Series 18	18,554	18,554
Series 19	-	-
	$ 18,554	$ 26,447

During the six months ended September 30, 2019 the Fund disposed of three Operating Partnerships. A summary of the dispositions by Series for September 30, 2019 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	-	-	$-	$-
Series 16	3	-	47,500	47,500
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	3	-	$47,500	$47,500

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2019.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2019	2018

Revenues
Rental	$ 2,019,266	$ 3,039,627
Interest and other	31,102	60,035

	2,050,368	3,099,662

Expenses
Interest	281,723	347,505
Depreciation and amortization	485,006	742,101
Operating expenses	1,634,700	2,477,569
	2,401,429	3,567,175

NET LOSS	$ (351,061)	$ (467,513)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (347,549)	$ (462,837)

Net loss allocated to other Partners	$ (3,512)	$ (4,676)

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
September 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2019	2018

Revenues
Rental	$ -	$ 502,625
Interest and other	-	10,626

	-	513,251

Expenses
Interest	-	36,618
Depreciation and amortization	-	122,439
Operating expenses	-	424,667
	-	583,724

NET LOSS	$ -	$ (70,473)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ -	$ (69,768)

Net loss allocated to other Partners	$ -	$ (705)

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
September 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2019	2018

Revenues
Rental	$ 922,631	$ 1,062,557
Interest and other	9,347	12,948

	931,978	1,075,505

Expenses
Interest	101,770	119,051
Depreciation and amortization	206,056	250,911
Operating expenses	680,663	813,932
	988,489	1,183,894

NET LOSS	$ (56,511)	$ (108,389)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (55,946)	$ (107,305)

Net loss allocated to other Partners	$ (565)	$ (1,084)

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
September 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2019	2018

Revenues
Rental	$ 421,068	$ 579,160
Interest and other	7,653	11,751

	428,721	590,911

Expenses
Interest	63,503	53,055
Depreciation and amortization	119,488	171,868
Operating expenses	366,393	423,392
	549,384	648,315

NET LOSS	$ (120,663)	$ (57,404)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (119,455)	$ (56,829)

Net loss allocated to other Partners	$ (1,208)	$ (575)

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
September 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2019	2018

Revenues
Rental	$ 675,567	$ 805,458
Interest and other	14,102	16,959

	689,669	822,417

Expenses
Interest	116,450	132,168
Depreciation and amortization	159,462	191,985
Operating expenses	587,644	715,697
	863,556	1,039,850

NET LOSS	$ (173,887)	$ (217,433)

Net loss allocation to Boston Capital Tax Credit Fund III L.P	$ (172,148)	$ (215,259)

Net loss allocated to other Partners	$ (1,739)	$ (2,174)

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
September 30, 2019

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited))

Series 19
	2019	2018

Revenues
Rental	$ -	$ 89,827
Interest and other	-	7,751

	-	97,578

Expenses
Interest	-	6,613
Depreciation and amortization	-	4,898
Operating expenses	-	99,881
	-	111,392

NET LOSS	$ -	$ (13,814)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ -	$ (13,676)

Net loss allocated to other Partners	$ -	$ (138)

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
September 30, 2019
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

NOTE G - SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Fund has entered into an agreement to transfer the interest in four operating limited partnerships. The estimated transfer price and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnerships are $50,000. The estimated gain on the transfer of the operating limited partnerships are $40,000 and are expected to be recognized in the third quarter of fiscal year ending March 31, 2020.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2019 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2019 were $43,272 and total fund management fees accrued as of September 30, 2019 were $10,779,247. During the three months ended September 30, 2019, $78,844 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended September 30, 2019, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2019.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 56 of the Operating Partnerships.

During the quarter ended September 30, 2019, none of Series 16 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2019.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 47 of the Operating Partnerships.

During the quarter ended September 30, 2019, none of Series 17 net offering proceeds were used to pay capital contributions.  No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2019.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 24 of the Operating Partnerships.

During the quarter ended September 30, 2019, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2019. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 26 of the Operating Partnerships.

During the quarter ended September 30, 2019, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2019.

Results of Operations

As of September 30, 2019 and 2018, the Fund held limited partnership interests in 20 and 35 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2019 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ -	$ -	$ -
Series 16	18,480	2,957	15,523
Series 17	8,844	-	8,844
Series 18	15,948	7,000	8,948
Series 19	-	-	-
	$ 43,272	$ 9,957	$ 33,315

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ -	$ -	$ -
Series 16	36,960	6,610	30,350
Series 17	17,688	1,000	16,688
Series 18	31,896	7,500	24,396
Series 19	-	-	-
	$ 86,544	$ 15,110	$ 71,434

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2019.

For the six month periods ended September 30, 2019 and 2018, Series 15 reflects a net loss from Operating Partnerships of $- and $(70,473), respectively, which includes depreciation and amortization of $- and $122,439, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 16

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 16 reflects a net loss from Operating Partnerships of $(56,511) and $(108,389), respectively, which includes depreciation and amortization of $206,056 and $250,911, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In September 2019, the investment general partner transferred its interest in Canterfield of Denmark, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $669,915 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,000 as of September 30, 2019.

In September 2019, the investment general partner transferred its interest in Westend Manor of Union Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $854,321 and cash proceeds to the investment partnership of $21,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $19,000 as of September 30, 2019.

In September 2019, the investment general partner transferred its interest in Westville Properties II, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $521,006 and cash proceeds to the investment partnership of $18,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $15,500 as of September 30, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Anson Limited Partnership

Greenfield Properties, LP

Series 17

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%.  The series had a total of 2 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 17 reflects a net loss from Operating Partnerships of $(120,663) and $(57,404), respectively, which includes depreciation and amortization of $119,488 and $171,868, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Brewer Street Apartments

Series 18

As of September 30, 2019 and 2018 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 18 reflects a net loss from Operating Partnerships of $(173,887) and $(217,433), respectively, which includes depreciation and amortization of $159,462 and $191,985, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In October 2019, the investment general partner transferred its interest in Humboldt I, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $636,861 and cash proceeds to the investment partnership of $11,920. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,420 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2019, the investment general partner transferred its interest in Marengo Park Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $634,633 and cash proceeds to the investment partnership of $14,280. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,780 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2019, the investment general partner transferred its interest in Newton I, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $700,331 and cash proceeds to the investment partnership of $14,280. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,780 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2019, the investment general partner transferred its interest in Oskaloosa I, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $418,690 and cash proceeds to the investment partnership of $9,520. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,020 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Natchitoches Elderly Apartments, Limited Partnership

Leesville Elderly Apartments, an LA Partnership

Series 19

As of September 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2019.

For the six month periods ended September 30, 2019 and 2018, Series 19 reflects a net loss from Operating Partnerships of $- and $(13,814), respectively, which includes depreciation and amortization of $- and $4,898, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 13, 2019	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2019	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 13, 2019	/s/ Marc N. Teal	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

Marc N. Teal